Form 10-Q
period 1994-06-30
STAMFORD TOWERS LIMITED PARTNERSHIP
filed 1994-08-12
CIK 799149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 1994

	OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number:   33-8105


                      STAMFORD TOWERS LIMITED PARTNERSHIP

                                      and

                        STAMFORD TOWERS DEPOSITARY CORP
             (Exact name of registrant as specified in its charter)


Stamford Towers Limited Partnership                            13-3392080
is a Delaware limited partnership

Stamford Towers Depositary Corp.
is a Delaware corporation                                      13-3392081
(State or other jurisdiction of                            (I.R.S. Employer
 Incorporation or organization)                           identification No.)

3 World Financial Center, 29th Floor, New York, NY                 10285
(Address of principal executive offices)                        (Zip code)

                                 (212) 526-3237
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No



                                 BALANCE SHEETS


                                                    June 30,      December 31,
                                                       1994              1993
Assets

Land                                           $  14,714,483    $  14,714,483
Building and improvements                         52,369,560       52,365,750
Tenant improvements                                6,617,048        6,590,665
Furniture, fixtures and equipment                    372,541          372,541
                                                  ----------       ----------
                                                  74,073,632       74,043,439
Less-accumulated depreciation                    (10,906,098)      (9,585,930)
                                                  ----------        ---------
                                                  63,167,534       64,457,509

Cash and cash equivalents                          5,926,517        6,552,078
Restricted cash                                       94,799           82,592
                                                   ---------        ---------
                                                   6,021,316        6,634,670

Accounts receivable                                   76,149           70,970
Deferred rent receivable                           2,754,217        2,408,725
Deferred charges, net of accumulated
  amortization of $381,687 in 1994 and
  $322,034 in 1993                                   373,396          295,427
Prepaid expenses, net of accumulated
  amortization of $561,740 in 1994 and
  $487,246 in 1993                                   362,826          461,219
                                                  ----------       ----------
     Total Assets                              $  72,755,438    $  74,328,520
                                                  ==========       ==========

Liabilities and Partners' Capital (Deficit)

Liabilities:
  Accounts payable and accrued expenses        $     808,880    $    888,450
  Interest payable                                    95,225         142,876
  Due to affiliates                                  158,516         164,160
  Revolving loan payable                          15,407,772      14,951,320
                                                  ----------      ----------
     Total Liabilities                            16,470,393      16,146,806

Partners' Capital (Deficit):
  General Partner                                   (155,135)       (136,168)
  Limited Partners                                56,440,180      58,317,882
                                                  ----------      ----------
     Total Partners' Capital                      56,285,045      58,181,714
                                                  ----------      ----------
     Total Liabilities and Partners' Capital   $  72,755,438   $  74,328,520
                                                  ==========      ==========



                            STATEMENTS OF OPERATIONS

                                 Three months ended         Six months ended
                                      June 30,                  June 30,
                                  1994       1993           1994        1993
Income

Rental                        $  623,014  $  597,930  $  1,227,377 $  1,196,343
Interest                          41,028      46,679        82,030       93,723
Other                            107,137      70,575       185,914      110,951
                                 -------      ------       -------      -------
  Total Income                   771,179     715,184     1,495,321    1,401,017

Expenses

Depreciation and amortization    729,113     712,957     1,454,315    1,425,673
Property operating               580,576     556,307     1,199,396    1,162,954
Interest                         283,927     400,860       616,587      789,765
Professional fees                 17,857      73,891        57,763       98,852
Partnership service fees          29,459      26,837        51,155       54,900
General and administrative         4,823       7,349        12,774       10,774
                               ---------   ---------     ---------    ---------
  Total Expenses               1,645,755   1,778,201     3,391,990    3,542,918
                               ---------   ---------     ---------    ---------
     Net Loss                 $ (874,576)$(1,063,017) $ (1,896,669)$ (2,141,901)
                                 =======   =========     =========    =========

Net Loss Allocated:

To the General Partner        $   (8,746)$   (10,630) $   (18,967) $    (21,419)
To the Limited Partners         (865,830) (1,052,387)  (1,877,702)   (2,120,482)
                                --------   ---------    ---------     ---------
                              $ (874,576)$(1,063,017) $(1,896,669) $ (2,141,901)
                                 =======   =========    =========     =========
Per limited partnership unit
(7,826,300 outstanding)            $(.11)      $(.13)       $(.24)        $(.27)




                    STATEMENT OF PARTNERS' CAPITAL (DEFICIT)

                     For the six months ended June 30, 1994

                                           Limited      General         Total
                                          Partners'   Partner's      Partners'
                                           Capital      Deficit       Capital

Balance at December 31, 1993          $ 58,317,882  $  (136,168)  $ 58,181,714
Net loss                                (1,877,702)     (18,967)    (1,896,669)
                                         ---------       ------      ---------
Balance at June 30, 1994              $ 56,440,180  $  (155,135)  $ 56,285,045
                                        ==========      =======     ==========



                            STATEMENTS OF CASH FLOWS

                For the six months ended June 30, 1994 and 1993

                                                        1994            1993
Cash Flows from Operating Activities:

Net loss                                       $  (1,896,669)  $  (2,141,901)
Adjustments to reconcile net loss to
net cash used for operating activities:
  Depreciation and amortization                    1,454,315       1,425,672
  Increase (decrease) in cash arising from
  changes in operating assets and liabilities:
    Restricted cash                                  (12,207)         (1,109)
    Accounts receivable                               (5,179)         (2,891)
    Deferred rent receivable                        (345,492)       (352,790)
    Prepaid expenses                                  23,899          (4,358)
    Accounts payable and accrued expenses            (79,570)         15,723
    Interest payable                                 (47,651)          8,016
    Due to affiliates                                 (5,644)         (3,826)
                                                     -------          ------
Net cash used for operating activities              (914,198)     (1,057,464)

Cash Flows from Investing Activities:

  Additions to real estate assets                    (30,193)        (50,482)
                                                     -------         -------
Net cash used for investing activities               (30,193)        (50,482)

Cash Flows from Financing Activities:

  Borrowings under the revolving loan payable        456,452         808,911
  Deferred charges                                  (137,622)              0
                                                     -------         -------
Net cash provided by financing activities            318,830         808,911
                                                     -------         -------
Net decrease in cash and cash equivalents           (625,561)       (299,035)

Cash and cash equivalents at beginning of period   6,552,078       7,291,687
                                                   ---------       ---------
Cash and cash equivalents at end of period      $  5,926,517    $  6,992,652
                                                   =========       =========

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for interest      $    664,238    $    781,749




                       NOTES TO THE FINANCIAL STATEMENTS


The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1993 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1994 and the results of operations, changes in partners' capital (deficit), and cash flows for the six months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassifications. Certain prior year amounts have been reclassified to conform with the financial statement presentation used in 1994.

The following significant events have occurred, subsequent to fiscal year 1993, or the following material contingencies exist, and require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Contingencies.   In late January of 1989, the Partnership initiated an
arbitration proceeding against Edlar, Inc. ("Edlar") in order to establish Edlar's responsibility for certain cost overruns, delays, expenses and liquidated damages in connection with the construction phase of Stamford Towers office project (the "Project"). Subsequently, the arbitration was consolidated with a separate arbitration between Edlar and the Project's construction manager, Gilbane Building Company ("Gilbane").

In January 1993, the arbitrators issued their decision which, in substance, awards the Partnership approximately $8.1 million in damages and costs against Edlar and awards Gilbane approximately $2.6 million in damages and costs against Edlar. In addition, the arbitrators ordered Edlar to hold the Partnership harmless with respect to (i) the mechanic's lien filed by Gilbane against the Partnership, which is presently the subject of an action in Connecticut state court and (ii) any similar liens filed by subcontractors who worked on the Project. The arbitrators further found that the Partnership properly terminated Edlar under the Development Agreement. That finding has the effect of eliminating the residual interest in the Project of Edlar's affiliate, Feldco, Inc. Edlar was not awarded any amounts on its claims against the Partnership or Gilbane. The Partnership has entered judgement against both Edlar and Edward Feldman for the full amount of the arbitration award.

Based on preliminary investigation by the General Partner, it appears that the Developer has no sufficient assets from which to satisfy the arbitration award. Moreover, based on the General Partner's discussions with Edward Feldman concerning his proposal for a non-judicial workout, it appears that his assets, consisting largely of illiquid real estate investments, are insufficient to satisfy his substantial outstanding obligations to his creditors, including the Partnership.



Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
- - -------------------------------
The Partnership is currently preserving its funds to lease and operate the Project which consists of two parcels of land located in Stamford, Connecticut and two commercial office buildings (the "Buildings") constructed thereon which contain a total of 325,416 net rentable square feet. Through June 30, 1994, the Partnership's sources of liquidity have been net proceeds from the public offering of limited partnership units, rental receipts, proceeds from the mortgage loan discussed below and interest from the Partnership's cash balance.

In order to meet the Partnership's liquidity requirements during the Project's leasing phase, on July 19, 1990, the General Partner closed on a $25 million, seven-year, non-recourse first mortgage loan for the Project with People's Bank, a third party lender. As of June 30, 1994, the principal balance totalled $15,407,772 as compared to a principal balance at December 31, 1993 of $14,951,320. The increase in the loan balance is due to the draw down of interest expense for December 1993 and January 1994, and the borrowing of additional amounts to fund tenant improvements and leasing costs.

On February 17, 1994, the Partnership entered into a Loan Modification with People's Bank which: (i) reduced the interest rate on the loan from 11.5% to 7.43% commencing February 1, 1994 and continuing until the first adjustment date on July 19, 1995; (ii) reduced the principal balance of the loan from $25 million to $24,449,795; and (iii) eliminated the interest reserve line item. Payments of interest after February 1, 1994 may no longer be drawn down from the available loan proceeds and are required to be paid from the Partnership's own funds. Loan proceeds may continue to be used on an "as needed" basis to fund all other approved line items such as advertising, leasing commissions, tenant improvements and certain approved construction items. The remaining loan proceeds available for funding at June 30, 1994 were $9,042,023.

Cash and cash equivalents decreased from $6,552,078 at December 31, 1993 to $5,926,517 at June 30, 1994. The decrease was primarily due to the payment of semi-annual real estate taxes, the payment of loan modification fees and the payment of interest on the revolving loan for February 1994 through May 1994. This decrease was partially offset by additional borrowings on the revolving loan during the 1994 second quarter.

As of June 30, 1994, the Partnership had deferred rent receivable of $2,754,217 compared with $2,408,725 at December 31, 1993. Deferred rent receivable represents rental income which is recognized on a straight-line basis over the non-cancelable term of the tenant leases which will not be received until later periods as a result of rental concessions. The increase was primarily associated with concessions related to the Citicorp lease agreement. As of June 30, 1994, the Partnership had deferred charges of $373,396 compared with $295,427 at December 31, 1993. The increase is attributable to the capitalization of fees related to the modification of the revolving loan agreement.

Prepaid expenses decreased from $461,219 at December 31, 1993 to $362,826 at June 30, 1994. The decrease is due to the amortization of the Partnership's insurance premiums and leasing commissions.

The Project currently has five tenants occupying approximately 149,000 rentable square feet in the North Tower. The Project's largest tenant, Citicorp, leases 136,000 rentable square feet. Pursuant to the lease with Citicorp, the rent will increase effective July 1, 1994 by approximately $1.5 million per annum with an additional increase of approximately $950,000 per annum effective July 1, 1995. The increase in rent will substantially improve the Partnership's cash flow.

Results of Operations
- - ---------------------
For the three and six months ended June 30, 1994, the Partnership incurred net losses of $874,576 and $1,896,669, respectively, compared with $1,063,017 and $2,141,901 for the corresponding periods in 1993. The reduced net loss from 1993 to 1994 is primarily the result of increases in rental and other income from tenants, as well as decreases in interest expense and professional fees.

Rental income for the three and six months ended June 30, 1994 was $623,014 and $1,227,377, respectively, up slightly from the corresponding periods in 1993 due to rental income received from Dow Jones & Company, Inc. and M.D. Revenues, Inc. Interest income was $41,028 and $82,030, for the three and six months ended June 30, 1994, respectively, compared with $46,679 and $93,723 for the corresponding periods in 1993. The decrease was due to the Partnership's lower average cash balance during 1994. Other income increased from $70,575 and $110,951 for the three and six months ended June 30, 1993, respectively, to $107,137 and $185,914 for the corresponding periods in 1994, reflecting an increase in tenant reimbursements for electricity and other building costs, as well as income from cafeteria operations at the Project.

Total expenses for the three and six months ended June 30, 1994 were $1,645,755 and $3,391,990, respectively, compared with $1,778,201 and $3,542,918 for the corresponding periods in 1993. Interest expense related to the revolving loan payable for the three and six months ended June 30, 1994 was $283,927 and $616,587, respectively, compared with $400,860 and $789,765 for the corresponding periods in 1993. Interest expense on the revolving loan payable decreased, despite the increase in the outstanding loan balance, because the modification of the revolving loan agreement, effective February 1, 1994, lowered the interest rate on the loan from 11.5% to 7.43%. Professional fees for the three and six months ended June 30, 1994, decreased $56,034 and $41,089, respectively, from the corresponding periods in 1993, primarily due to decreased legal fees associated with the resolution of the Gilbane and Edlar arbitration proceedings.



                           PART II OTHER INFORMATION


Item 1	Legal proceedings.

                On February 1, 1991, the construction manager at the Project, Gilbane, filed a mechanic's lien against the property in the sum of $4,583,481. On August 9, 1991, Gilbane commenced an action entitled Gilbane Building Co. v. Stamford Towers Limited Partnership, et. al., in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford. The defendants include the Partnership. Gilbane alleges breach of various contracts and unfair trade practices and seeks foreclosure of its mechanic's lien, monetary damages, attorney fees, punitive damages, possession of the premises, and the appointment of a receiver. The Partnership expects to vigorously defend against each of the plaintiff's claims. On May 17, 1993, at the request of the Partnership, Gilbane reduced the amount of the lien to $2,650,018.

                On September 21, 1993, Gilbane filed a motion for Partial Summary Judgement as to Liability Only. The Partnership successfully opposed this motion, and the motion was denied by the court on November 4, 1993. On October 28, 1993, the Partnership filed a Motion for Summary Judgement which has not yet been ruled upon by the court. On October 21, 1993, the Partnership filed its Answer, Special Defenses and Counterclaims to Gilbane's action. The Partnership's Counterclaim against Gilbane alleges breach of various contracts, unfair trade practices and slander of title. On November 10, 1993, Gilbane filed its reply to Stamford Towers' Special Defenses and Answer to Stamford Towers' Counterclaim and claimed the action to the jury trial list. The parties are currently engaged in discovery.

                On December 31, 1990, a subcontractor of the Project, Moliterno Stone Sales, Inc. ("Moliterno") filed a mechanic's lien against the Property in the sum of $155,936. On December 11, 1991, Moliterno filed a cross-claim against the Partnership in the Gilbane action. Moliterno seeks foreclosure on its mechanic's lien and monetary damages, along with possession of the premises. The Partnership expects to vigorously defend against Moliterno's claim. As of this date, discovery has not yet commenced.

Items 2-4	Not applicable.

Item 5          Other Information.

                Effective May 20, 1994, American Express Company ("American Express") distributed to holders of record of American Express, shares of Lehman Brothers Holdings Inc. ("Lehman Brothers") common stock. As a result of this transaction, the Partnership's General Partner is no longer an affiliate of American Express. This change is not expected to have any impact on the Partnership.

Item 6          Exhibits and reports on Form 8-K.

                (a)     Exhibits - None

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1994.



                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                             STAMFORD TOWERS LIMITED PARTNERSHIP

                             BY:     STAMFORD TOWERS, INC.
                                     General Partner



Date:  August 12, 1994
                             BY:     /S/ Ron Hiram
                                -------------------------------------
                             Title: Director, Chief Operating
                                    Officer, Chief Financial Officer
                                    and Chief Accounting Officer



Date: August 12, 1994
                             BY:     /S/ Regina M. Hertl
                                ------------------------------------
                             Title: President