Form 10-Q
period 1994-09-30
STAMFORD TOWERS LIMITED PARTNERSHIP
filed 1994-11-14
CIK 799149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCANGE ACT OF 1934

For the quarterly period ended    September 30, 1994


	OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commision file number:            33-8105


                      STAMFORD TOWERS LIMITED PARTNERSHIP
                                      and
                        STAMFORD TOWERS DEPOSITARY CORP
             (Exact name of registrant as specified in its charter)


Stamford Towers Limited Partnership
is a Delaware limited partnership                                 13-3392080

Stamford Towers Depositary Corp.
is a Delaware corporation                                         13-3392081
(State or other jurisdiction of                             (I.R.S. Employer
 Incorporation or organization)                           identification No.)

3 World Financial Center, 29th Floor, New York, NY                     10285
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



                                 Balance Sheets

                                            September 30,          December 31,
Assets                                              1994                  1993

Land                                         $14,714,483           $14,714,483
Building and improvements                     52,399,306            52,365,750
Tenant improvements                            6,617,048             6,590,665
Furniture, fixtures and equipment                372,541               372,541
                                              ----------            ----------
                                              74,103,378            74,043,439
Less-accumulated depreciation                (11,566,182)           (9,585,930)
                                              ----------            ----------
                                              62,537,196            64,457,509
                                              ----------            ----------
Cash and cash equivalents                      5,588,615             6,552,078
Restricted cash                                   90,918                82,592
                                              ----------            ----------
                                               5,679,533             6,634,670
                                              ----------            ----------
Accounts receivable                               77,992                70,970
Deferred rent receivable                       2,586,492             2,408,725
Deferred charges, net of accumulated
amortization of $413,637 in 1994 and
$322,034 in 1993                                 341,446               295,427
Prepaid expenses, net of accumulated
amortization of $598,988 in 1994 and
$487,246 in 1993                                 558,838               461,219
                                              ----------            ----------
   Total Assets                              $71,781,497           $74,328,520
                                              ==========            ==========

Liabilities and Partners' Capital (Deficit)

Liabilities:
   Accounts payable and accrued expenses        $797,506              $888,450
   Interest payable                                    -               142,876
   Due to affiliates                             142,331               164,160
   Revolving loan payable                     15,407,772            14,951,320
                                              ----------            ----------
   Total Liabilities                          16,347,609            16,146,806
                                              ==========            ==========
Partners' Capital (Deficit):
   General Partner                              (163,646)             (136,168)
   Limited Partners                           55,597,534            58,317,882
                                              ----------            ----------
   Total Partners' Capital                    55,433,888            58,181,714
                                              ----------            ----------
   Total Liabilities and Partners' Capital   $71,781,497           $74,328,520
                                              ==========            ==========


                            Statements of Operations

                                  Three months ended       Nine months ended
                                     September 30,            September 30,
Income                            1994         1993         1994        1993

Rental                        $  644,148  $   597,936   $1,871,525   $1,794,279
Other                             57,719       71,554      243,633      182,505
Interest                          42,606       46,332      124,636      140,055
                               ---------    ---------   ----------   ----------
   Total Income                  744,473      715,822    2,239,794    2,116,839

Expenses

Depreciation and amortization    729,282      717,137    2,183,597    2,142,810
Property operating               507,895      587,151    1,707,291    1,750,105
Interest                         286,200      412,983      902,787    1,202,748
Professional fees                 44,070       40,357      101,833      139,209
Partnership service fees          20,412       29,106       71,567       84,006
General and administrative         7,771        5,142       20,545       15,916
                               ---------   ----------   ----------   ----------
   Total Expenses              1,595,630    1,791,876    4,987,620    5,334,794
                               ---------   ----------   ----------   ----------
   Net Loss                   $ (851,157) $(1,076,054) $(2,747,826) $(3,217,955)

Net Loss Allocated:

To the General Partner        $   (8,511) $   (10,760) $   (27,478) $   (32,179)
To the Limited Partners         (842,646)  (1,065,294)  (2,720,348)  (3,185,776)
                               ---------   ----------   ----------   ----------
                              $ (851,157) $(1,076,054) $(2,747,826) $(3,217,955)
                               =========   ==========   ==========   ==========
Per limited partnership unit
  (7,826,300 outstanding)          $(.11)       $(.14)       $(.35)       $(.41)
                               =========   ==========   ==========   ==========


                    Statement of Partners' Capital (Deficit)
                  For the nine months ended September 30, 1994

                                    Limited           General            Total
                                   Partners'        Partner's         Partners'
                                    Capital           Deficit          Capital

Balance at December 31, 1993    $58,317,882         $(136,168)     $58,181,714
Net loss                         (2,720,348)          (27,478)      (2,747,826)
                                 ----------          --------       ----------
Balance at September 30, 1994   $55,597,534         $(163,646)     $55,433,888
                                 ==========          ========       ==========


                            Statements of Cash Flows
             For the nine months ended September 30, 1994 and 1993

Cash Flows from Operating Activities:                     1994            1993

Net loss                                           $(2,747,826)    $(3,217,955)
Adjustments to reconcile net loss to net cash
used for operating activities:
  Depreciation and amortization                      2,183,597       2,142,810
  Increase (decrease) in cash arising from changes
  in operating assets and liabilities:
    Restricted cash                                     (8,326)         (1,604)
    Accounts receivable                                 (7,022)         (3,444)
    Deferred rent receivable                          (177,767)       (528,593)
    Prepaid expenses                                  (209,361)       (312,859)
    Accounts payable and accrued expenses              (90,944)         12,611
    Interest payable                                  (142,876)         11,971
    Due to affiliates                                  (21,829)         (4,070)
                                                     ---------      ----------
Net cash used for operating activities              (1,222,354)     (1,901,133)

Cash Flows from Investing Activities:

  Additions to real estate assets                      (59,939)        (98,433)
                                                    ----------      ----------
Net cash used for investing activities                 (59,939)        (98,433)

Cash Flows from Financing Activities:

  Borrowings under the revolving loan payable          456,452       1,217,938
  Deferred charges                                    (137,622)              -
                                                    ----------      ----------
Net cash provided by financing activities              318,830       1,217,938

Net decrease in cash and cash equivalents             (963,463)       (781,628)
Cash and cash equivalents at beginning of period     6,552,078       7,211,174
                                                    ----------      ----------
Cash and cash equivalents at end of period         $ 5,588,615     $ 6,429,546
                                                    ==========      ==========
Supplemental Disclosure of Cash Flow Information:
                                                    ----------      ----------
  Cash paid during the period for interest         $ 1,045,663     $ 1,190,777
                                                    ==========      ==========


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1993 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments consisting of only normal recurring accruals which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1994 and the results of operations, changes in partners' capital (deficit), and cash flows for the nine months then ended. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Reclassifications Certain prior year amounts have been reclassified to conform with the financial statement presentation used in 1994.

The following significant events have occurred, subsequent to fiscal year 1993, or the following material contingencies exist, and require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Contingencies
In late January of 1989, the Partnership initiated an arbitration proceeding against Edlar, Inc. ("Edlar") in order to establish Edlar's responsibility for certain cost overruns, delays, expenses and liquidated damages in connection with the construction phase of Stamford Towers office project (the "Project"). Subsequently, the arbitration was consolidated with a separate arbitration between Edlar and the Project's construction manager, Gilbane Building Company ("Gilbane").

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


Part I, Item 2.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operations

Liquidity and Capital Resources

The Partnership is currently preserving its funds to lease and operate the Project which consists of two parcels of land located in Stamford, Connecticut and two commercial office buildings (the "Buildings") constructed thereon which contain a total of 325,416 net rentable square feet. Through September 30, 1994, the Partnership's sources of liquidity have been net proceeds from the public offering of limited partnership units, rental receipts, proceeds from the mortgage loan discussed below and interest from the Partnership's cash balance.

In order to meet the Partnership's liquidity requirements during the Project's leasing phase, on July 19, 1990, the General Partner closed on a $25 million, seven-year, non-recourse first mortgage loan for the Project with People's Bank, a third party lender. As of September 30, 1994, the principal balance totalled $15,407,772 as compared to a principal balance at December 31, 1993 of $14,951,320. The increase in the loan balance is due to the draw down of interest expense for December 1993 and January 1994, and the borrowing of additional amounts to fund tenant improvements and leasing costs.

On February 17, 1994, the Partnership entered into a Loan Modification with People's Bank which: (i) reduced the interest rate on the loan from 11.5% to 7.43% commencing February 1, 1994 and continuing until the first adjustment date on July 19, 1995; (ii) reduced the principal balance of the loan from $25 million to $24,449,795; and (iii) eliminated the interest reserve line item. Payments of interest after February 1, 1994 may no longer be drawn down from the available loan proceeds and are required to be paid from the Partnership's own funds. Loan proceeds may continue to be used on an "as needed" basis to fund all other approved line items such as advertising, leasing commissions, tenant improvements and certain approved construction items. The remaining loan proceeds available for funding at September 30, 1994 were $9,042,023.

Cash and cash equivalents decreased from $6,552,078 at December 31, 1993 to $5,588,615 at September 30, 1994. The decrease was primarily due to the funding of property operating deficits, the payment of loan modification fees and the payment of interest on the revolving loan for February 1994 through May 1994. This decrease was partially offset by additional borrowings on the revolving loan during the 1994 second quarter.

As of September 30, 1994, the Partnership had deferred rent receivable of $2,586,492 compared with $2,408,725 at December 31, 1993. The increase was primarily due to the straight-lining of rental income related to the Citicorp lease agreement. As of September 30, 1994, the Partnership had deferred charges of $341,446 compared with $295,427 at December 31, 1993. The increase is attributable to the capitalization of fees incurred to modify the first mortgage loan, which was partially offset by the continued amortization of deferred charges.

Prepaid expenses increased from $461,219 at December 31, 1993 to $558,838 at September 30, 1994. The increase is due to the payment of the Partnership's annual insurance premiums in September 1994 and a semi-annual real estate tax payment in July 1994, partially offset by the continued amortization of real estate taxes, insurance premiums, and leasing commissions.

Accounts payable and accrued expenses decreased from $888,450 at December 31, 1993 to $797,506 at September 30, 1994. The decrease is mainly due to the timing of the payment of property operating and general and administrative expenses. Interest payable decreased from $142,876 as of December 31, 1993 to $0 as of September 30, 1994 due to the timing of monthly interest payments. Amounts due to affiliates decreased from $164,160 at December 31, 1993 to $142,331 at September 30, 1994, due to the timing of the payments of Partnership service fees.

The Project currently has five tenants occupying approximately 149,000 rentable square feet in the North Tower. The Project's largest tenant, Citicorp, leases 136,000 rentable square feet. Pursuant to the lease with Citicorp, the rent increased on July 1, 1994 by approximately $1.5 million per annum with an additional increase of approximately $950,000 per annum effective July 1, 1995.

Results of Operations

For the three and nine months ended September 30, 1994, the Partnership incurred net losses of $851,157 and $2,747,826, respectively, compared with $1,076,054 and $3,217,955 for the corresponding periods in 1993. The reduction in the net loss from 1993 to 1994 is primarily the result of increases in rental and other income, as well as decreases in interest expense, property operating expense, and professional fees.

Rental income for the three and nine months ended September 30, 1994 was $644,148 and $1,871,525, respectively, up slightly from the corresponding periods in 1993 due to rental income received from Dow Jones & Company, Inc. and M.D. Revenues, Inc. Interest income was $42,606 and $124,636, for the three and nine months ended September 30, 1994, respectively, compared with $46,332 and $140,055 for the corresponding periods in 1993. The decrease was due to the Partnership's lower average cash balance during 1994. Other income increased from $182,505 for the nine months ended September 30, 1993, to $243,633 for the corresponding period in 1994, reflecting an increase in tenant reimbursements during the nine month period, for electricity and other building costs, as well as income generated from cafeteria operations at the Property. Other income decreased from $71,554 for the three months ended September 30, 1993 to $57,719 for the corresponding period in 1994, due to a reduction in tenant reimbursable services during the three month period.

Total expenses for the three and nine months ended September 30, 1994 were $1,595,630 and $4,987,620, respectively, compared with $1,791,876 and
$5,334,794 for the corresponding periods in 1993. Property operating expenses were $507,895 and $1,707,291 for the three and nine months ended September 30, 1994, respectively, compared to $587,151 and $1,750,105 for the three and nine months ended September 30, 1993. The decrease is primarily attributable to lower building services expense and real estate taxes, partially offset by higher repairs and maintenance expenses. Interest expense relating to the revolving loan payable for the three and nine months ended September 30, 1994 was $286,200 and $902,787, respectively, compared with $412,983 and $1,202,748 for the corresponding periods in 1993. Interest expense decreased, despite the increase in the outstanding loan balance, because the modification of the revolving loan agreement, effective February 1, 1994, lowered the interest rate on the loan from 11.5% to 7.43%.

Professional fees for the nine months ended September 30, 1994, decreased $37,376 from the corresponding period in 1993, primarily due to lower legal fees associated with the resolution of the arbitration proceedings. Partnership service fees for the three and nine months ended September 30, 1994, decreased $8,694 and $12,439, respectively, from the corresponding periods in 1993, primarily due to a reduction in transfer agent fees.


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

             On October 28, 1993, the Partnership filed a Motion for Summary Judgement which has not yet been ruled upon by the court. On October 21, 1993, the Partnership filed its Answer, Special Defences and Counterclaims to Gilbane's action which alleges breach of various contracts, unfair trade practices and slander of title. On November 10, 1993, Gilbane filed its reply to Stamford Towers' Special Defenses and Answer to Stamford Towers' Counterclaim and claimed the action to the jury trial list. On November 3, 1994, the Partnership filed a Request for Leave to File Amended Special Defenses, Counterclaims, Set-Offs and Recoupment along with an Amended Answer, Special Defenses, Counterclaims, Set-Offs and Recoupment. The Partnership's Amended Counterclaim against Gilbane alleges negligence, breach of contract, products liability and unfair trade practices. Gilbane has not yet responded to the Partnership's Amended Counterclaim. The parties are currently engaged in discovery, and a trial has tentatively been scheduled for the week of March 6, 1995.

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

Items 2-5    Not applicable.

Item 6       Exhibits and reports on Form 8-K.

             (a)  Exhibits - None

             (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1994.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     STAMFORD TOWERS LIMITED PARTNERSHIP

                             BY:     STAMFORD TOWERS, INC.
                                     General Partner




Date:   November 10, 1994    BY:     /s/Ron Hiram
                                     -----------------------
                                     Director, Chief Operating
                                     Officer, Chief Financial Officer
                                     and Chief Accounting Officer


Date:   November 10, 1994    BY:     /s/Regina M. Hertl
                                     -----------------------
                                     President