Form 10-K
STAMFORD TOWERS LIMITED PARTNERSHIP
filed 1995-03-30
CIK 799149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

 X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1994

    or
    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the transition period from          to

Commission file number:  33-8105


                      STAMFORD TOWERS LIMITED PARTNERSHIP
                                      and
                        STAMFORD TOWERS DEPOSITARY CORP.
              Exact name of registrant as specified in its charter


State or other jurisdiction                 I.R.S. Employer Identification No.
of incorporation

Stamford Towers
Limited Partnership - Delaware                     13-3392080
Stamford Towers
Depositary Corp. - Delaware                        13-3392081


3 World Financial Center, 29th Floor,
New York, New York                                       10285
Address of principal executive offices                  Zip Code

Registrant's telephone number, including area code:  (212) 526-3237

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

	Depositary Units of Limited Partnership Interest
                        Title of Class


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	Yes  X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [ X ]

Aggregate market value of voting stock held by non-affiliates of the Registrant
- Not Applicable

Documents Incorporated by Reference:  None


                                     PART I

ITEM 1.  Business

(a)	General Development of Business.
Stamford Towers Limited Partnership (the "Partnership") is a Delaware limited partnership which was formed on August 14, 1986. The general partner of the Partnership is Stamford Towers Inc., a Delaware corporation (the "General Partner") and an affiliate of Lehman Brothers Inc. The sole limited partner of the Partnership is Stamford Towers Depositary Corp., a Delaware corporation (the "Assignor Limited Partner") and also an affiliate of Lehman Brothers Inc. The control and management of the Partnership's business and affairs are vested solely in the General Partner.

On November 19, 1986, the Partnership began an offering of 7,826,300 depositary units ("Units") representing assignments of the limited partnership interests in the Partnership. The offering was on a "best efforts" basis through Shearson Lehman Brothers Inc. ("Shearson") at a price of $10 per Unit. On June 30, 1987, a supplement to the prospectus for the offering of the Units was issued for the purpose of updating, modifying and amending certain information contained in the original prospectus.

On July 30, 1987, the Partnership commenced operations with the acceptance of subscriptions for 4,562,075 Units ($45,620,750). The remaining Units were sold pursuant to eight additional Partnership closings occurring on a monthly basis from August 1987 through March 1988. Net proceeds to the Partnership from the public offering of the Units were $71,808,474, after deducting offering and organizational costs and setting aside funds for a working capital reserve.

The Partnership was formed to acquire, construct, develop, own and operate two parcels of land located in Stamford, Connecticut (the "Land") and two commercial office buildings together with ancillary facilities (the "Buildings") constructed thereon which contain 325,416 net rentable square feet (the Land and the Buildings are collectively referred to as the "Project").
See Item 2.

The Partnership entered into a development agreement dated September 17, 1986 as modified by a modification dated June 5, 1987 (collectively, the "Development Agreement") with an unaffiliated party, Edlar, Inc., a Delaware corporation (the "Developer") pursuant to which the Developer agreed to convey the Land to the Partnership and construct the Buildings.

Under the terms of the Development Agreement, the Developer was obligated, among other things, to (1) cause substantial completion of the Buildings to occur within 550 days of the commencement of construction (subject to extensions for force majeure work delays and approved change orders), (2) complete construction of the Buildings for a guaranteed maximum cost (including Land and Miscellaneous carrying costs) of $59,384,922 (subject to increases attributable to approved change orders and costs resulting from force majeure work delays) and (3) complete the tenant finish pursuant to a standard work letter for all initial leases entered into prior to the date 550 days after substantial completion of the Buildings, for a guaranteed maximum cost. The Developer, in connection with carrying out its construction obligations under the Development Agreement, entered into a construction management agreement dated May 28, 1987 with Gilbane Building Company ("Gilbane"), a Rhode Island corporation , and assigned a construction supervisor to the Project to work with Gilbane.

Edward Feldman, the principal shareholder of the Developer, executed a personal guaranty in favor of the Partnership (the "Guaranty"), guaranteeing the Developer's payment obligations under the Development Agreement, including those relating to failure to complete performance of the work in a timely fashion and funding of cost overruns. In the Guaranty, Mr. Feldman agreed to maintain a personal net worth of at least $15,000,000 for so long as his obligations thereunder remained outstanding. Because of Mr. Feldman's substantial financial commitments with respect to other projects, as well as his substantial contingent liabilities, it was understood that there could be no assurance that Mr. Feldman would be able to make any required payments under the Guaranty.

Construction of the Buildings commenced in July 1987. However, Certificates of Occupancy were not received from the City of Stamford until February of 1990, representing a substantial delay from the originally scheduled completion date of February 1989. Moreover, during the course of the construction, substantial cost overruns were incurred. Because the Developer denied responsibility for the delays and overruns, the Partnership commenced an arbitration in January 1989 to resolve the dispute. In the arbitration, the Partnership contended that the Developer was responsible for all cost overruns (except for the cost of three approved change orders which represented a total cost of less than $20,000) incurred in connection with the construction of the buildings. In addition, the Partnership contended that the Developer was obligated to make certain liquidated damage payments as a result of the unjustified delays in the completion of construction, and that the Developer's failure to m ake those payments entitled the Partnership to terminate the Developer. The Developer, in turn, filed numerous claims against the Partnership principally designed to establish the Partnership's responsibility for the cost overruns incurred on the Project.

As a result of a ruling by the New York State Supreme Court, the Partnership's arbitration with the Developer was combined with the Developer's separate arbitration with the Project's construction manager, Gilbane. Hearings in the consolidated arbitration commenced in the fall of 1989 and continued periodically until the summer of 1992. On January 27, 1993, the arbitration panel issued its decision, awarding the Partnership approximately $8.1 million in monetary relief and granting certain additional, declaratory relief. The arbitrators also decided in favor of Gilbane Building Company with respect to its separate dispute with the Developer. See Items 3 and 7 for a discussion of the arbitration award and its significance.

Because of the delays and cost overruns which occurred in the course of construction of the Buildings, funds in addition to those budgeted have been required to complete the construction of the Buildings. Furthermore, due to soft market conditions in Stamford, additional funds have been required to fund increases in the Partnership's leasing budget which are described in Item 2.

Accordingly, on July 19, 1990, the Partnership closed a mortgage loan (the "Financing") with People's Bank ("People's") to provide mortgage financing to the Partnership. The Financing consisted of a $25 million, seven-year, revolving loan payable, secured by a non-recourse first mortgage on the Project. For the specific terms of the Financing, see Note 7 "Mortgage Note Payable" of the Notes to Financial Statements contained in Item 8 of this report.

On February 17, 1994, the Partnership entered into a loan modification agreement with People's (the "Loan Modification"). The Loan Modification: (i) reduced the interest rate on the loan from 11.5% to 7.43% commencing February 1, 1994 and continuing until the first adjustment date on July 19, 1995; (ii) reduced the principal balance of the loan from $25 million to $24,449,795; and
(iii) eliminated the interest reserve line item. Payments of interest are due monthly in arrears and are required to be paid from the Partnership's own funds. Loan proceeds may continue to be used on an "as needed" basis to fund all other approved line items. As of December 31, 1994, the principal balance of the loan was $15,407,772 plus interest payable of $95,400 for a total balance of $15,503,172.

The General Partner, at this time, cannot determine whether or when cash flow from operations will be available for distribution to holders of Units ("Unit Holders").

(b)  Financial Information About Industry Segments.
The Partnership's sole business is the ownership and operation of the Project. All of the Partnership's revenues, operating profit or loss and assets relate solely to its interest as the owner of the Project.

(c)  Narrative Description of Business.
The Partnership's sole business is the ownership and operation of the Project. The Partnership currently intends to hold the Project until such time as the General Partner, pursuant to the terms of the Partnership Agreement, deems it prudent to sell the Project. The principal objectives of the Partnership are to:

		 (i)	provide long-term capital appreciation;

                (ii) provide cash distributions from operation following lease-up of the Project subsequent to the repayment of the financing; and

		(iii)	preserve and protect Partnership capital.

There can be no assurance that the Partnership will achieve its objectives.

The Partnership has no employees. CB Commercial Real Estate Group Inc. ("CB Commercial"), provides full-time property management services with respect to the Project and Rostenberg-Doern & Company serves as the Project's exclusive leasing agent.


ITEM 2.  Properties

On July 30, 1987, the Developer, pursuant to the terms of the Development Agreement, caused its affiliate, a trust controlled by Edward Feldman, to convey the Land to the Partnership. The Land has been developed with two architecturally integrated, eleven-story, multi-tenant office buildings (comprised of four levels of parking and seven levels of office space), one of which contains approximately 192,939 square feet of rentable floor space (the "North Tower"), and the other of which contains approximately 132,477 square feet of rentable floor space (the "South Tower"). The Project is located on two parcels of land, totalling approximately 3.63 acres, in the central business district of Stamford, Connecticut. The Partnership owns no real property other than the Land and the Buildings. A 3,000 square foot cafeteria available for the use of all tenants was completed in December 1990, on the 5th floor of the North Tower.

The Partnership entered into a lease with Citicorp POS Information Services, Inc. ("Citicorp POS") which became effective on May 15, 1990 (the "Lease Agreement"). For information regarding the lease with Citicorp POS, refer to
Note 5 "Lease Agreement with Citicorp POS Information Services" of the Notes to the Financial Statements contained in Item 8 of this report. Occupancy at the Project remained at 46% as of December 31, 1994, unchanged from December 31, 1993. In addition to Citicorp POS, there are four other tenants occupying space in the Project. Three of these tenants occupy approximately 12,750 square feet of office space. The fourth tenant occupies approximately 500 square feet of retail space.

According to leasing reports prepared by CB Commercial, the total office inventory available for lease in Stamford, Connecticut was 2.9 million square feet at December 31, 1994. This represents a decline from the prior year and reflects absorption of approximately 200 thousand square feet. The Stamford market remained stable as reflected by the vacancy rate which declined slightly from 20.6% at year-end 1993 to 19.9% at the end of 1994. Average asking gross rental rates for class A office space in Stamford was approximately $22 per square foot. The increase in leasing activity is beginning to reduce the availability of class A space in Stamford and the surrounding areas and may lead to an increase in rental rates during 1995.

One of the most significant developments in Stamford during 1994 was the announcement that Swiss Bank Corporation ("Swiss Bank") would be constructing a 20-story North American headquarters building across the street from the Project. While construction is scheduled to commence in mid-1995 and take several years to complete, Swiss Bank's commitment is evidence of major corporations' continuing interest in Stamford as an alternative to New York. Swiss Bank's plans call for the relocation of approximately 1,300 employees from its current Manhattan location to Stamford by late 1997 or early 1998.


ITEM 3.  Legal Proceedings

In early 1993, the Partnership received the decision of a five-member arbitration board impaneled to determine numerous disputes between and among the Partnership, the Developer and Gilbane arising from the development and construction of the Project. In their decision, the arbitrators awarded the Partnership approximately $8.1 million in damages and costs on its claims against the Developer and awarded the Developer no amounts on its claims against the Partnership. The arbitrators also awarded Gilbane approximately $2.6 million in damages and costs on its claims against the Developer, and ordered that the Developer hold the Partnership harmless with respect to any mechanics liens filed against the Partnership's property in connection with the Project. The Partnership has obtained a judgment in New York for the full amount of the arbitrator's award against Edlar and Edward Feldman, pursuant to the Guaranty.

However, the General Partner's preliminary investigation indicates that the Developer has no significant assets from which the Partnership's arbitration award could be satisfied. Moreover, Mr. Feldman has advised the Partnership that he has no significant liquid assets from which to satisfy the judgment against him, and that he has outstanding debts to other creditors in the approximate amount of $53,000,000. Mr. Feldman has proposed that his creditors, including the Partnership, enter into a non-judicial workout arrangement whereby his debts might be partially satisfied in the event that his real estate investments appreciate in value in future years. Currently, those investments appear to be over leveraged and without significant market value. The Partnership along with Mr. Feldman's other creditors are in the process of evaluating and potentially proposing alternatives to Mr. Feldman's proposal. Berkshire Bank, one of Mr. Feldman's creditors has thus far not participated in this process.

On February 1, 1991, Gilbane filed a mechanic's lien against the property in the sum of $4,583,481. On August 9, 1991, Gilbane commenced an action entitled Gilbane Building Co. v. Stamford Towers Limited Partnership, et. al., in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford (the "Gilbane Action"). The defendants include the Partnership. Gilbane alleges breach of various contracts and unfair trade practices and seeks foreclosure of its mechanic's lien, monetary damages, attorney fees, punitive damages, possession of the premises, and the appointment of a receiver. The Partnership expects to vigorously defend against each of the plaintiff's claims. On May 17, 1993, at the request of the Partnership, Gilbane reduced the amount of the lien to $2,650,018.

On September 21, 1993, Gilbane filed a motion for Partial Summary Judgment as to Liability Only. The Partnership successfully opposed this motion, and the motion was denied by the court on November 4, 1993. On October 28, 1993, the Partnership filed a Motion for Summary Judgment which has not yet been acted upon by the court. On October 21, 1993, the Partnership filed its Answer, Special Defenses and Counterclaims to Gilbane's action. The Partnership's Counterclaim against Gilbane alleges breach of various contracts, unfair trade practices and slander of title. On November 10, 1993, Gilbane filed its reply to Stamford Towers' Special Defenses and Answer to Stamford Towers' Counterclaim and claimed the action to the jury trial list.

On November 3, 1994, the Partnership filed a Request for Leave to File Amended Special Defenses, Counterclaims, Set-Offs and Recoupment. On January 25, 1995, this request was granted by the Court over Gilbane's objection. The Partnership's Amended Counterclaim against Gilbane adds, in addition to the allegations of its original Counterclaim, additional allegations of negligence, breach of warranty, breach of contract, products liability and unfair trade practices. Gilbane has not yet answered the Partnership's Amended Counterclaim. The parties are currently engaged in discovery, and a trial has been tentatively scheduled to begin on August 1, 1995.

On March 7, 1995, Gilbane filed a Motion to Implead Beer Precast Concrete, Ltd., one of Gilbane's subcontractors on the Project. On March 20, 1995, that Motion was granted. As of March 21, 1995, Beer had not yet responded to Gilbane's Third-Party Complaint against them.


ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Unit Holders at a meeting or otherwise during the fourth quarter in the year for which this report is filed.


                                    PART II

ITEM 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

(a) Market Price Information. There is no established trading market for the Units. The Partnership originally intended to apply to include the Units on NASDAQ or another quoted securities market upon the completion of the lease-up of the Project. However, an application is not anticipated at this time.

(b)  Holders. As of December 31, 1994, there were 8,852 Unit Holders.

(c) Distribution of Net Cash Flow. For information regarding the Partnership's policy with respect to distribution of net cash flow, refer to
Note 3 "The Partnership Agreement" of the Notes to the Financial Statements contained in Item 8 of this report.


ITEM 6.  Selected Financial Data

Set forth below is the selected financial data for the referenced periods.

	                       For the years ended December 31,

                       1994         1993         1992         1991         1990

Rental Income   $ 2,486,730  $ 2,392,211  $ 2,359,242  $ 2,200,820  $ 1,098,598

Interest Income     192,911      182,101      259,422      489,484      746,884

Net Income
(Loss)           (3,711,936)  (4,387,694)  (4,180,101)  (5,001,682)  (4,178,429)

Net Income
(Loss) per
Unit (1)               (.47)        (.56)        (.53)        (.63)        (.53)

Total Assets     70,989,125   74,328,520   76,917,606   79,778,759   83,516,926

Revolving loan
payable          15,407,772   14,951,320   13,312,685   11,465,501    8,862,860

Cash
Distributions
per Unit                -0-          -0-          -0-          -0-          -0-

(1) Based upon the weighted average number of Units (7,826,300) outstanding at year end.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Initially, the principal source of the Partnership's liquidity was the proceeds from the offering of Units which was completed in March 1988 and totalled $78,263,000. After paying offering expenses and syndication costs of the Partnership and establishing a working capital reserve, the Partnership had approximately $71,808,474 available to invest in the acquisition of the Land and the construction, lease up and operation of the Buildings. On July 30, 1987, the Partnership acquired the Land for $14,714,483. As of December 31, 1994, $59,155,584 had been invested in the construction of the Buildings and tenant improvements.

The Partnership is currently preserving its funds to lease and operate the Project. Through December 31, 1994, the Partnership's sources of liquidity have been net proceeds from the public offering of the Units, rental payments under the terms of the leases discussed in Item 2, proceeds from the Financing discussed in Item 1 and Note 7, "Mortgage Note Payable", of the Notes to the Financial Statements contained in Item 8 of this report, and interest earned on the Partnership's cash balance.

Because of delays and cost overruns which occurred in the course of construction of the Buildings and due to soft market conditions in the Stamford real estate market, additional funds have been required to fund cost overruns, operating deficits and leasing costs. See Item 1. While the Partnership sought to recover the amount of the construction overruns from the Developer and eventually prevailed on most of its claims at the arbitration (see Item 3), it currently appears that neither the Developer nor Edward Feldman, the Developer's principal shareholder, have any significant liquid assets from which to pay the Partnership. While the General Partner intends to pursue, with all prudent measure, payment of the $8.1 million arbitration award, it seems unlikely that any substantial sums will be realized in the foreseeable future with respect to the arbitration award.

In order to fund cost overruns, operating deficits and leasing commissions to date, the Partnership obtained a $25 million, seven-year, revolving loan payable from People's in July 1990. On February 17, 1994, the Partnership entered into the Loan Modification with People's which: (i) reduced the interest rate on the loan from 11.5% to 7.43% commencing February 1, 1994 and continuing until the first adjustment date on July 19, 1995; (ii) reduced the principal balance of the loan from $25 million to $24,449,795; and (iii) eliminated the interest reserve line item. Payments of interest are due monthly in arrears and are required to be paid from the Partnership's own funds. Loan proceeds may continue to be used on an "as needed" basis to fund all other approved line items. The $456,452 increase in principal from December 31, 1993 was due to the borrowing of funds to pay for capital expenditures and interest expense draw downs.

Cash and cash equivalents totalled $5,768,902 and $6,552,078 at December 31, 1994 and 1993, respectively. The decrease was primarily due to interest payments on the Financing and the funding of property operating deficits and building improvements.

Accounts receivable increased from $70,970 at December 31, 1993 to $103,201 at December 31, 1994, primarily due to an increase in outstanding reimbursable amounts due from tenants.

The Partnership has made no cash distributions to date. See Item 1 for a discussion of the adverse impact which the placement of the Financing on the Project will have on the amount and the timing of any distributions of cash flow to Unit Holders in the future.

Results of Operations

1994 vs. 1993
The Partnership incurred a net loss of $3,711,936 for the year ended December 31, 1994 compared with a net loss of $4,387,694 for the year ended December 31, 1993. The reduction in the net loss is primarily the result of increases in rental and other income, as well as decreases in interest expense and professional fees.

Rental income totalled $2,486,730 in 1994, up 4% from 1993, due to rental income received from the signing of two leases representing 4,150 square feet in July and November 1993. Other income increased from $224,612 in 1993 to $293,767 in 1994, reflecting an increase in tenant reimbursements for electricity and other building costs, as well as income generated from cafeteria operations at the Property.

Total expenses for the year ended December 31, 1994 were $6,685,344 compared with $7,186,618 in 1993. Property operating expenses decreased to $2,313,161 from $2,380,642 in 1993, primarily due to lower building service expense and real estate taxes, partially offset by higher repairs and maintenance and payroll costs at the Property. Interest expense relating to the revolving loan payable decreased to $1,188,986 in 1994 from $1,627,333 in 1993. Interest expense decreased, despite the increase in the outstanding loan balance, due to the Loan Modification discussed above.

Professional fees totaled $146,489 in 1994 compared with $188,344 in 1993. The decrease is attributable to lower legal fees.

1993 vs. 1992
The Partnership incurred a net loss of $4,387,694 for the year ended December 31, 1993 compared with a net loss of $4,180,101 for the year ended December 31, 1992. The increased net loss was primarily due to higher property operating and interest expenses in 1993, as well as lower interest income in 1993.

Rental income totalled $2,392,211 in 1993, up 1% from 1992, primarily as a result of the leasing of approximately 1,560 additional square feet to Millsport, Inc. during the third quarter of 1992. Interest income totalled $182,101 in 1993 compared with $259,422 in 1992. The decrease is due to the Partnership's lower cash balance and lower interest rates in 1993. Other income increased from $206,317 in 1992 to $224,612 in 1993, reflecting an increase in tenant reimbursements for electricity and other building costs primarily as a result of the execution of the Dow Jones & Company, Inc. and M.D. Revenues, Inc. leases.

Total expenses for the year ended December 31, 1993 were $7,186,618 compared with $7,005,082 in 1992. The $181,536 increase was primarily due to higher property operating expenses and interest expense. Property operating expenses increased $380,553 from 1992, primarily due to higher real estate tax expense. Also contributing to increased operating expenses were higher utility and administrative expenses, which were directly related to increased leasing activity efforts. Professional fees totaled $188,344 in 1993 compared with $239,111 in 1992. The decrease is the result of lower legal fees related to the conclusion of the arbitration. Depreciation and amortization expense decreased $252,599 or 8% from 1992, reflecting the full amortization of certain deferred charges. Interest expense related to the revolving loan payable totaled $1,627,333 in 1993 compared with $1,440,519 in 1992. The increase is the result of interest being calculated on a higher average principal balance in 1993. General and administrative expense decreased from $79,833 in 1992 to $15,769 in 1993, due primarily to lower printing and postage expense in 1993.


ITEM 8.  Financial Statements and Supplementary Data

See Item 14 for a listing of the financial statements and supplementary data filed with this report.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.


                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

The Partnership has no Directors or Executive Officers. The affairs of the Partnership are conducted through the General Partner. Certain officers and directors of the General Partner are now serving (or in the past have served) as officers and directors of entities which act as general partners of a number of real estate limited partnerships which have sought protection under the provisions of the Federal Bankruptcy Code. The partnerships which have filed for bankruptcy petitions own real estate which has been adversely affected by the economic condition in the markets in which the real estate is located and, consequently, the partnerships sought protection of the bankruptcy laws to protect the partnerships' assets from loss through foreclosure.

On July 31, 1993, Shearson Lehman Brothers, Inc. ("Shearson") sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated ("Smith Barney"). Subsequent to this sale, Shearson changed its name to Lehman Brothers Inc. ("Lehman"). The transaction did not affect the ownership of the Partnership or the General Partner.

Set forth below are the names, ages, positions and offices held, and a brief account of the business experience during the past five years of each Director and Executive Officer of the General Partner and the Assignor Limited Partner as of December 31, 1994. Each such officer and director holds a similar position in the General Partner and the Assignor Limited Partner.

Name                    Age             Office

Regina M. Hertl         36              President
Rocco F. Andriola       36              Vice President, Director and Chief
                                        Financial Officer

Regina M. Hertl is a First Vice President of Lehman Brothers in its Diversified Asset Group and is responsible for the investment management of commercial and residential real estate, and a venture capital portfolio. From January 1988 through December 1988, Ms. Hertl was Vice President of the Real Estate Accounting Group within the Controller's Department of Shearson Lehman Brothers. From September 1986 through December 1987, she was an Assistant Vice President responsible for real estate accounting analysis within the Controller's Department at Shearson. From September 1981 to September 1986, Ms. Hertl was employed by the accounting firm of Coopers & Lybrand. Ms. Hertl, who is a Certified Public Accountant, graduated from Manhattan College in 1981 with a B.S. degree in Accounting.

Rocco F. Andriola is a Senior Vice President of Lehman Brothers in its Diversified Asset Group. Since joining Lehman Brothers in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From 1986-89, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman Brothers, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. degree from Fordham University, a J.D. degree from New York University School of Law, and an LL.M degree in Corporate Law from New York University's Graduate School of Law.


ITEM 11.  Executive Compensation

The Directors and Officers of the General Partner and the Assignor Limited Partner do not receive any salaries or other compensation from the Partnership or the Assignor Limited Partner.

The General Partner is entitled to varying percentages of Net Cash Flow distributed in any fiscal year and to varying percentages of the Net Proceeds of capital transactions. See Item 5 hereof for a description of such arrangements.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

As of December 31, 1994, the only entity known by the Partnership to be the beneficial owner of more than five percent of the Units was Chrysler Master Pension Trust, U/A/D 5/28/56, 12,000 Chrysler Drive, Highland Park, Michigan, which was the beneficial owner of 450,000 Units or approximately 5.74% of the total outstanding Units.

As of December 31, 1994, neither the General Partner nor any of its officers or directors held any Units.


ITEM 13.  Certain Relationships and Related Transactions

The General Partner or its affiliates earned fees and compensation in connection with the syndication, acquisition, and organization services rendered to the Partnership. As of December 31, 1994, $127,921 remained unpaid.

Under the terms of the Partnership Agreement, the General Partner and certain affiliates may be reimbursed by the Partnership for certain operational expenses, including but not limited to audit, appraisal, legal and tax preparation fees as well as costs of data processing. The Shareholder Services Group provides partnership accounting and investor relations services for the Registrant. Prior to May 1993, these services were provided by an affiliate of the General Partner. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation, an unaffiliated company.
For the amounts paid to affiliates for the three years ended December 31, 1994, see Note 4 "Transactions with Related Parties" of the Notes to the Financial Statements included in Item 8 of this report.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Schedules.

                                                                Page
        Report of Independent Auditors                          F-1

        Balance Sheets at December 31, 1994 and 1993            F-2

        Statements of Operations for the years ended
        December 31, 1994, 1993 and 1992                        F-3

        Statements of Partners' Capital (Deficit)
        for the years ended December 31, 1994, 1993 and 1992    F-4

        Statements of Cash Flows for the years ended
        December 31, 1994, 1993 and 1992                        F-5

        Notes to Financial Statements                           F-6

        Schedule III - Real Estate and
        Accumulated Depreciation                                F-10

        No other schedules are presented because the information is not applicable or is included in the Financial Statements or the notes thereto.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1994.

(c) Exhibits

Subject to Rule 12b-32 of the Securities and Exchange Act of 1934 regarding incorporation by reference, listed below are the exhibits which are filed as part of this report:

        3. The Partnership's Amended and Restated Agreement of Limited Partnership, dated as of November 1, 1986, is hereby incorporated by reference to Exhibit A to the Prospectus contained in Registration Statement No. 33-8105, which registration statement (the "Registration Statement") was declared effective by the SEC on November 19, 1986.

        4. The form of Unit Certificate is hereby incorporated by reference to Exhibit 4.1 to the Registration Statement.

        10.1 Subscription Agreement and Signature Page is included as Exhibits B and C to the Prospectus contained in the Registration Statement, and is incorporated herein by reference.

        10.2 Escrow Agreement between the Partnership and United States Trust Company of New York is hereby incorporated by reference to
        Exhibit 10.3 to the Registration Statement.

        10.3 Property Management Agreement between the Partnership and Feldman Realty relating to the Project is hereby incorporated by reference to Exhibit 10.3 to the Registration Statement.

        10.4 Supervisory Leasing and Management Agreement between the Partnership and the Manager relating to the Project is hereby incorporated by reference to Exhibit 10.4 to the Registration Statement.

        10.5 Demand Promissory Note from Shearson to the General Partner is hereby incorporated by reference to Exhibit 10.5 to the Registration Statement.

        10.6 Contract of Sale, as amended to date, relating to the land portion of the Project and all exhibits thereto is included as Exhibit L to the Development Agreement, and is hereby incorporated herein by reference to Exhibit 10.6 to the Registration Statement.

        10.7 Development Agreement between the Developer and the Partnership is hereby incorporated by reference to Exhibit 10.7 to the Registration Statement.

        10.8 Guaranty of the Developer's obligations is hereby incorporated by reference to Exhibit 10.8 to the Registration Statement.

        10.9 Form of Letter Agreement between Edward Feldman and the Partnership relating to the Guaranty is hereby incorporated by reference to Exhibit 10.9 to the Registration Statement.

        10.10 Modification of Development Agreement between the Developer and the Partnership is hereby incorporated by reference to Exhibit 10.10 to the Registration Statement.

        10.11 Commitment Letter from Shearson Lehman Brothers Holdings Inc. to the Partnership is hereby incorporated by reference to Exhibit 10.11 to the Registration Statement.

        10.12 Agreement Regarding Securities Law Liability between Developer, Feldman Realty & Management Corp., Edward Feldman, Shearson, Registrant and the General Partner is hereby incorporated by reference to Exhibit
        10.14 to the Registration Statement.

        10.13 Modification of Supervisory Leasing and Management Agreement between the Partnership and the Manager is hereby incorporated by reference to Exhibit 10.15 to the Registration Statement.

        10.14 Commercial Revolving Loan Agreement between the Partnership and People's Bank dated July 19, 1990 is hereby incorporated by reference to Exhibit 10.14 to the Partnership's report on Form 10-K for the year ended December 31, 1990.

        10.15 Modification of Loan Agreement, Mortgage, Collateral Assignment of Leases and Other Loan Documents, between the Partnership and Peoples Bank, dated February 17, 1994, is hereby incorporated by reference to
        Exhibit 10.15 to the Partnership's report on Form 10-K for the year ended December 31, 1993.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:   March 30, 1995         STAMFORD TOWERS LIMITED PARTNERSHIP


                                BY:     Stamford Towers, Inc.
                                        General Partner

                                BY:     /S/  Rocco F. Andriola
                                Name:   Rocco F. Andriola
                                Title:  Director, Chief Financial Officer
                                        and Vice President



                                STAMFORD TOWERS DEPOSITARY CORP.


                                BY:     /S/  Rocco F. Andriola
                                Name:   Rocco F. Andriola
                                Title:  Director, Chief Financial Officer
                                        and Vice President



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.




                                STAMFORD TOWERS, INC. and
                                STAMFORD TOWERS DEPOSITARY CORP.
                                General Partner


Date:   March 30, 1995          BY:     /S/  Rocco F. Andriola
                                        Rocco F. Andriola
                                        Vice President, Director and
                                        Chief Financial Officer





Date:   March 30, 1995          BY:     /S/  Regina Hertl
                                        Regina Hertl
                                        President




                         Report of Independent Auditors

General and Limited Partners
Stamford Towers Limited Partnership

We have audited the accompanying balance sheets of Stamford Towers Limited Partnership as of December 31, 1994 and 1993, and the related statements of operations, partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1994. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Note 2 to the financial statements discusses the Partnership's real estate investments and Note 5 discusses the Partnership's lease agreement with its major tenant.

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Stamford Towers Limited Partnership at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                        ERNST & YOUNG LLP

Boston, Massachusetts
January 25, 1995



Balance Sheets
December 31, 1994 and 1993

Assets                                          1994                    1993

Real estate investments,
at cost:
        Land                            $ 14,714,483            $ 14,714,483
        Buildings and improvements        52,537,022              52,365,750
        Tenant improvements                6,618,562               6,590,665
        Furniture, fixtures and
        equipment                            372,541                 372,541

                                          74,242,608              74,043,439
        Less-accumulated depreciation    (12,226,266)             (9,585,930)

                                          62,016,342              64,457,509


Cash and cash equivalents                  5,768,902               6,552,078
Restricted cash                               89,294                  82,592

                                           5,858,196               6,634,670

Accounts receivable                          103,201                  70,970
Deferred rent receivable                   2,381,869               2,408,725
Deferred charges, net of accumulated
amortization of $445,587 in 1994
and $322,034 in 1993                         309,496                 295,427
Prepaid expenses, net of accumulated
amortization of $636,235 in 1994
and $487,246 in 1993                         320,021                 461,219

                Total Assets            $ 70,989,125            $ 74,328,520


Liabilities and Partners' Capital

Liabilities:
        Accounts payable and
        accrued expenses                $    857,084            $    888,450
        Interest payable                      95,400                 142,876
        Due to affiliates                    159,091                 164,160
        Revolving loan payable            15,407,772              14,951,320

                Total Liabilities         16,519,347              16,146,806

Partners' Capital (Deficit):
        General Partner                     (173,287)               (136,168)
        Limited Partners                  54,643,065              58,317,882

                Total Partners' Capital   54,469,778              58,181,714

                Total Liabilities and
                Partners' Capital       $ 70,989,125            $ 74,328,520

See accompanying notes to the financial statements.


Statements of Operations
For the years ended December 31, 1994, 1993 and 1992

Income                                  1994            1993            1992

Rental                          $  2,486,730    $  2,392,211    $  2,359,242
Interest                             192,911         182,101         259,422
Other                                293,767         224,612         206,317

        Total Income               2,973,408       2,798,924       2,824,981

Expenses

Depreciation and
  amortization                     2,912,878       2,860,958       3,113,557
Property operating                 2,313,161       2,380,642       2,000,089
Interest                           1,188,986       1,627,333       1,440,519
Professional fees                    146,489         188,344         239,111
Partnership service fees              99,724         113,572         131,973
General and administrative            24,106          15,769          79,833

        Total Expenses             6,685,344       7,186,618       7,005,082

                Net Loss        $ (3,711,936)   $ (4,387,694)   $ (4,180,101)

Net Loss Allocated:

To the General Partner          $    (37,119)   $    (43,877)   $    (41,801)
To the Limited Partners           (3,674,817)     (4,343,817)     (4,138,300)

                                $ (3,711,936)   $ (4,387,694)   $ (4,180,101)

Per limited partnership unit
   (7,826,300 outstanding)      $       (.47)   $       (.56)   $       (.53)

See accompanying notes to the financial statements.


Statements of Partners' Capital (Deficit)
For the years ended December 31, 1994, 1993 and 1992

                                     General
                                   Partner's         Limited           Total
                                     Capital        Partners'       Partners'
                                    (Deficit)        Capital         Capital

Balance at December 31, 1991    $    (50,490)   $ 66,799,999    $ 66,749,509
Net loss                             (41,801)     (4,138,300)     (4,180,101)

Balance at December 31, 1992         (92,291)     62,661,699      62,569,408
Net loss                             (43,877)     (4,343,817)     (4,387,694)

Balance at December 31, 1993        (136,168)     58,317,882      58,181,714
Net loss                             (37,119)     (3,674,817)     (3,711,936)

Balance at December 31, 1994    $   (173,287)   $ 54,643,065    $ 54,469,778

See accompanying notes to the financial statements.


Statements of Cash Flows
For the years ended December 31, 1994, 1993 and 1992

Cash Flows from Operating Activities:
                                        1994            1993            1992

Net loss                        $ (3,711,936)   $ (4,387,694)   $ (4,180,101)
Adjustments to reconcile
net loss to net cash
used for operating activities:
   Depreciation and amortization   2,912,878       2,860,958       3,113,557
        Increase (decrease) in
        cash arising from changes
        in operating assets and
        liabilities:
              Restricted cash         (6,702)         (2,079)        683,294
                Accounts
                receivable           (32,231)        (10,355)        (14,475)
                Deferred rent
                receivable            26,856        (704,396)       (698,375)
                Prepaid expenses      (7,791)        (61,729)         (1,062)
                Accounts payable and
                accrued expenses     (31,366)        144,701        (325,240)
                Due to affiliates     (5,069)           (587)          2,596
                Interest payable     (47,476)         15,859          17,486

Net cash used for
operating activities                (902,837)     (2,145,322)     (1,402,320)

Cash Flows from Investing Activities:

        Additions to real
        estate assets               (199,169)       (152,409)       (436,314)

Net cash used for investing
activities                          (199,169)       (152,409)       (436,314)

Cash Flows from Financing Activities:

        Borrowings under the
        revolving loan payable       456,452       1,638,635       1,847,184
        Deferred Charges            (137,622)             --              --

Net cash provided by financing
activities                           318,830       1,638,635       1,847,184

Net increase (decrease) in cash
and cash equivalents                (783,176)       (659,096)          8,550
Cash and cash equivalents at
beginning of year                  6,552,078       7,211,174       7,202,624

Cash and cash equivalents at
end of year                     $  5,768,902    $  6,552,078    $  7,211,174

Supplemental Disclosure:

Write-off of excess Real
Estate Tax Capitalization       $         --    $         --    $    223,078

Cash paid for Interest          $    949,390    $         --    $         --

See accompanying notes to the financial statements.


Notes to the Financial Statements
December 31, 1994, 1993 and 1992

1. Organization and Business
Stamford Towers Limited Partnership (the "Partnership"), a Delaware limited partnership, was formed on August 14, 1986 for the purpose of acquiring two parcels of land, aggregating 3.63 acres, located in Stamford, Connecticut and developing, owning and operating two class A office buildings (the "Buildings") to be constructed thereon (collectively the "Project"). The Buildings contain approximately 325,000 square feet of rentable space.

The general partner of the Partnership is Stamford Towers, Inc. (the "General Partner") is an affiliate of Lehman Brothers Inc. (see below).

Construction of the Buildings commenced in July 1987. However, certificates of occupancy were not received from the City of Stamford until February 6, 1990, representing a substantial delay from the originally scheduled completion date of February 1989. Moreover, during the course of construction, substantial cost overruns were incurred. The Partnership initiated an arbitration proceeding against Edlar, Inc., a Delaware corporation, ("Edlar") in order to establish Edlar's responsibility for certain cost overruns, delays, expenses and liquidated damages in connection with the construction phase of the Project. In January 1993, the arbitrators issued their decision which, in substance, awards the Partnership approximately $8.1 million in damages and costs against Edlar. However, the General Partner's preliminary investigation indicates that Edlar has no significant assets from which the Partnership's arbitration award could be satisfied. Moreover, Edward Feldman, the principal of E dlar, has advised the Partnership that he has no significant, liquid assets from which to satisfy the judgment against him pursuant to his personal guaranty of Edlar's obligation to the Partnership. Mr. Feldman has proposed that his creditors, including the Partnership, enter into a non-judicial workout arrangement whereby his debts might be partially satisfied in the event that his real estate investments appreciate in value in future years. Currently, those investments appear to be over leveraged and without significant market value. The Partnership is in the process of evaluating Mr. Feldman's proposal. (see Note 9).

On July 31, 1993, Shearson Lehman Brothers Inc. sold certain of its domestic retail brokerage and asset management businesses to Smith Barney, Harris Upham & Co. Incorporated. Subsequent to the sale, Shearson Lehman Brothers Inc. changed its name to Lehman Brothers Inc. The transaction did not affect the ownership of the general partner.

The Partnership will terminate on December 31, 2036 unless dissolved sooner as provided within the Agreement.

2. Significant Accounting Policies

Cash Equivalents - Cash equivalents consist of short-term highly liquid investments which have maturities of three months or less from the date of purchase. Substantially all the Partnership's cash balances are invested with an affiliate of the General Partner.

Offering Costs - Offering costs of $6,454,526 are non-amortizable and have been deducted from the limited partners' capital.

Deferred Charges - Costs incurred in connection with obtaining mortgage financing are included in deferred charges. These costs are amortized over the life of the related mortgage loan.

Leasing Commissions - Leasing commissions included in prepaid expenses are being amortized over the term of the non-cancelable portions of the leases.

Deferred Rent Receivable - Deferred rent receivable consists of rental income which is recognized on a straight-line basis over the non-cancelable portion of the leases which will not be received until later periods as a result of rental concessions.

Real Estate Investments - Real estate investments, which consist of buildings and improvements, tenant improvements and furniture, fixtures and equipment, are recorded at cost less accumulated depreciation. Cost of the buildings includes the initial purchase price of the property plus closing costs, acquisition and legal fees and capital improvements. Depreciation on the buildings and improvements is computed using the straight-line method based on estimated useful lives of 35 years. Tenant improvements are depreciated by the straight-line method over the terms of the related leases. Furniture, fixtures and equipment are depreciated over their estimated useful lives.

The current estimated value of the real estate investments as of December 31, 1994 is comparable to 1993, however, down significantly from prior years. This decline in value has resulted in a current market value that is lower than what is expected over the long term holding period for the investment. The real estate investments will be carried at cost less accumulated depreciation unless facts and circumstances arise in future periods that indicate the carrying value of the real estate investments is permanently impaired.

Income Taxes - No provision for income taxes has been made in the financial statements since such taxes are the responsibility of the individual partners rather than that of the Partnership.

3. The Partnership Agreement
Pursuant to the terms of the Partnership Agreement, all net income from operations of the Partnership will be allocated in substantially the same manner as cash distributions from operations. All net losses from operations of the Partnership generally will be allocated 99% to the limited partners and 1% to the General Partner.

Distributions of net cash flow from operations, if any, as defined in the Partnership Agreement, shall be made to the partners quarterly during each year on the basis of 99% to the limited partners and 1% to the General Partner until the limited partners have received their Preferred Return (14% per annum), as defined in the Partnership Agreement, and then 90% to the limited partners and 10% to the General Partner. Cash distributions from operations will be reduced to the extent of any debt service payable with respect to the financing (see
Note 7).

Upon sale or an interim capital transaction, net proceeds will be distributed after the close of the calendar quarter in which such a sale or capital transaction occurs. Such net proceeds will first be distributed 99% to the limited partners and 1% to the General Partner until the limited partners receive their Preferred Return Arrearage and Unrecovered Capital, as defined in the Partnership Agreement, with any remaining proceeds to be distributed 90% to the limited partners and 10% to the General Partner.

Upon sale or an interim capital transaction, net gains will first be allocated to the extent of net proceeds distributed to the limited partners and General Partner from related transactions, then to the limited partners and General Partner in proportion to their respective negative balances in their capital accounts; then the remainder of such net gains should be allocated to the extent possible so that the positive balances in the capital accounts of the limited partners and the General Partner are in the proportions of 90% and 10%, respectively. Tax losses from sale or an interim capital transaction will be allocated to the limited partners and General Partner in proportion to their respective positive balances in their capital accounts after such allocation, the remainder of the tax losses should be allocated to the extent possible so that the negative balances in the capital accounts of the limited partners and General Partner are in the proportions of 90% and 10%, respectively.

All net gains and tax losses in connection with the sale of all or substantially all of the assets of the Partnership or any other event causing a dissolution of the Partnership shall be allocated in substantially the same manner as net gains and tax losses from sale or an interim capital transaction.

If, as a result of the dissolution of the Partnership, the capital account of the General Partner is less than zero, the General Partner shall contribute to the Partnership an amount equal to the lesser of the deficit balance in its capital account or the excess of one and one one-hundredth percent of the total capital contribution of the limited partners over the total capital contributions previously made by the General Partner to the Partnership.

4. Transactions with Related Parties
The General Partner earned fees and compensation in connection with organization, syndication and acquisition services rendered to the Partnership. As of December 31, 1994, $127,921 of these amounts remain accrued and unpaid.

Under the terms of the Partnership Agreement, the Partnership reimburses the General Partner, at cost, for the performance of certain administrative services provided by a third party. For the years ended December 31, 1994, 1993 and 1992, costs of such services were $51,044, $55,375, and $73,057, respectively. At December 31, 1994 and 1993, $31,027 and $36,239, respectively, were due to the General Partner for the performance of these services.

5. Lease Agreement with Citicorp POS Information Services
The Partnership entered into a lease with Citicorp POS Information Services ("Citicorp POS") on May 15, 1990 (the "Lease Agreement"). Citicorp POS leased approximately 136,000 rentable square feet of the North Tower, representing 41% of the Project. The lease term is for eleven years with the option to cancel after June, 1996. If the option to cancel is elected, Citicorp POS will be required to pay a substantial penalty to the Partnership. Using occupancy percentages at December 31, 1994, if Citicorp POS vacated the premises, only 14% of the Project would remain rented. Under the Lease Agreement, the Partnership is recording a minimum annual rental revenue of $2,197,196, calculated on a straight-line basis, during the non-cancelable term of the lease. Citicorp POS's performance of its obligation under the terms of its lease is guaranteed by Citicorp.

In December, 1992, Citicorp POS discontinued operations, vacated the space and assigned the Lease Agreement to Citicorp North America, Inc. ("Citicorp N.A."). As of December 1994, substantially all of the space is occupied by Citicorp N.A. and its affiliates.

During 1994, 1993 and 1992, Citicorp and other tenants, have reimbursed the Partnership for tenant electricity, overtime heating and air conditioning charges and certain other operating expenses, in accordance with their respective lease agreements, in the total amount of $288,472, $220,012, and $165,009, respectively. These amounts have been included in other income on the statement of operations.

6. Future Minimum Lease Rental Payments
Future minimum rental payments (excluding cancellation penalties) to be received under the non-cancelable portion of the existing operating leases as of December 31, 1994 are as follows:

                        1995            $ 3,767,596
                        1996              2,289,122
                        1997                280,993
                        1998                283,741
                        1999                254,927
                        Thereafter          687,953

                                        $ 7,564,332


7. Mortgage Note Payable
On July 19, 1990, the Partnership closed a loan with People's Bank ("People's") to provide mortgage financing to the Partnership. As part of this loan, the Partnership paid People's a fee equal to one and one-half percent of the aggregate loan amount. The mortgage note payable was a $25 million, seven year, non-recourse first mortgage loan with an 11.5% fixed interest rate for the first five years which was set at three percent over the five year United States treasury security rate at loan closing.

On February 17, 1994, the Partnership entered into a loan modification agreement with People's (the "Loan Modification"). The Loan Modification: (i) reduced the interest rate on the loan from 11.5% to 7.43% commencing February 1, 1994 and continuing until the first adjustment date on July 19, 1995; (ii) reduced the principal balance of the loan from $25 million to $24,449,795; and
(iii) eliminated the interest reserve line item. Payments of interest are due monthly in arrears and are required to be paid from the Partnership's own funds. Loan proceeds may continue to be used on an "as needed" basis to fund all other approved line items. Payment of the outstanding principal amount is due at the end of the seven year term. The loan may be prepaid in whole or in part at any time without penalty. As of December 31, 1994, the principal balance of the loan was $15,407,772 plus interest payable of $95,400 for a total balance of $15,503,172.

During 1994, the Partnership drew down on the loan $456,452 for capital expenditures and interest expenses. In 1993 and 1992, the Partnership drew down on the loan $1,611,474 and $1,423,023, respectively, for interest expense only.

8. Reconciliation of Net Loss to Tax Loss
For the year ended December 31, 1994, net loss reported in the financial statements exceeded the tax loss by $28,358. For the years ended December 31, 1993 and 1992 the tax loss exceeded the net loss reported in the financial statements by $730,926 and $453,806, respectively. These differences are due to the differences between the tax basis and financial statement basis of buildings and improvements and the use of accelerated methods of depreciating real estate for tax purposes as compared to the straight-line method used for financial statement purposes. In addition, rental income is recorded on a straight-line basis over the terms of the leases for financial statement purposes, and is reportable for tax purposes when received or receivable.

9. Arbitration Proceedings with the Developer
In late January of 1989, the Partnership initiated an arbitration proceeding against Edlar in order to establish Edlar's responsibility for certain cost overruns, delays, expenses and liquidated damages in connection with the construction phase of the Stamford Towers office project (the "Project"). Subsequently, the arbitration was consolidated with a separate arbitration between Edlar and the Project's construction manager, Gilbane Building Company ("Gilbane").

In January 1993, the arbitrators issued their decision which, in substance, awards the Partnership approximately $8.1 million in damages and costs against Edlar and awards Gilbane approximately $2.6 million in damages and costs against Edlar. In addition, the arbitrators ordered Edlar to hold the Partnership harmless with respect to (i) the mechanic's lien filed by Gilbane against the Partnership, which is presently the subject of an action in Connecticut state court and (ii) any similar liens filed by subcontractors who worked on the project. The arbitrators further found that the Partnership properly terminated Edlar under the Development Agreement. That finding has the effect of eliminating the residual interest in the Project of Edlar's affiliate, Feldco, Inc. Edlar was not awarded any amounts on its claims against the Partnership or Gilbane. The Partnership has entered judgment against both Edlar and Edward Feldman, pursuant to his personal guaranty of Edlar's obligation to t he Partnership, for the full amount of the arbitration award.

Based on preliminary investigation by the General Partner, it appears that Edlar has no significant assets from which to satisfy the arbitration award. Moreover, based on the General Partner's discussions with Edward Feldman concerning his proposal for a non-judicial workout, it would appear that his assets, consisting largely of illiquid real estate investments, are insufficient to satisfy his substantial outstanding obligations to his creditors, including the Partnership.

10. Litigation
On February 1, 1991, the construction manager at the Project, Gilbane, filed a mechanic's lien against the Project in the sum of $4,583,481. On August 9, 1991, Gilbane commenced an action entitled Gilbane Building Co. v. Stamford Towers Limited Partnership, et. al., in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford (the "Gilbane Action"). The defendants include the Partnership. Gilbane alleges breach of various contracts and unfair trade practices and seeks foreclosure of its mechanic's lien, monetary damages, attorney fees, punitive damages, possession of the premises, and the appointment of a receiver. On May 17, 1993, at the request of the Partnership, Gilbane reduced the amount of the lien to $2,650,018.

On September 21, 1993, Gilbane filed a motion for Partial Summary Judgment as to Liability Only. The Partnership successfully opposed this motion, and the motion was denied by the court on November 4, 1993. On October 28, 1993, the Partnership filed a Motion for Summary Judgment which has not yet been acted upon by the court. On October 21, 1993, the Partnership filed its Answer, Special Defences and Counterclaims to Gilbane's action. The Partnership's Counterclaim against Gilbane alleges breach of various contracts, unfair trade practices and slander of title. On November 10, 1993, Gilbane filed its Reply to Stamford Towers' Special Defenses and Answer to Stamford Towers' Counterclaim and claimed the action to the jury trial list.

On November 3, 1994, the Partnership filed a Request for Leave to File Amended Special Defenses, Counterclaims, Set-Offs and Recoupment. On January 25, 1995, this Request was granted by the Court over Gilbane's objection. The Partnership's Amended Counterclaim against Gilbane adds, in addition to the allegations of its original Counterclaim, additional allegations of negligence, breach of warranty, breach of contract, products liability and unfair trade practices. Gilbane has not yet answered the Partnership's Amended Counterclaim. The parties are currently engaged in discovery, and a trial has been tentatively scheduled to begin on August 1, 1995. The Partnership expects to vigorously defend against each of Gilbane's claims.

On December 31, 1990, a subcontractor of the Project, Moliterno Stone Sales, Inc. ("Moliterno") filed a mechanic's lien against the Property in the sum of $155,936. On December 11, 1991, Moliterno filed a cross-claim against the Partnership in the Gilbane Action. Moliterno seeks foreclosure on its mechanic's lien and monetary damages, along with possession of the premises. An application to discharge Moliterno's mechanic's lien was filed by the Partnership on April 30, 1993. The Partnership expects to vigorously defend against Moliterno's claim.



                      STAMFORD TOWERS LIMITED PARTNERSHIP
            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1994


                                                              Cost Capitalized
                                              Initial               Subsequent
                                      Cost to Partnership (A)   To Acquisition


                                                Buildings and    Buildings and
Description        Encumbrances          Land    Improvements     Improvements

Office Buildings:

North Tower
Stamford, CT       $  9,244,663  $  8,828,690    $ 31,289,872    $  7,404,213

South Tower
Stamford, CT          6,163,109     5,885,793      20,859,915         197,203


                   $ 15,407,772  $ 14,714,483    $ 52,149,787    $  7,601,416



                      STAMFORD TOWERS LIMITED PARTNERSHIP
            Schedule III - Real Estate and Accumulated Depreciation
                                  (continued)

                               December 31, 1994


                     Gross Amount at Which Carried at Close of Period (B, C)


                                Buildings and                     Accumulated
Description                Land  Improvements           Total    Depreciation

Office Buildings:

North Tower
Stamford, CT       $  8,828,690  $ 38,560,238    $ 47,388,928    $  9,276,328

South Tower
Stamford, CT          5,885,793    20,967,887      26,853,680       2,949,938

                   $ 14,714,483  $ 59,528,125    $ 74,242,608    $ 12,226,266




                      STAMFORD TOWERS LIMITED PARTNERSHIP
            Schedule III - Real Estate and Accumulated Depreciation
                                  (continued)

                               December 31, 1994


                                                                Life on which
                                                                 Depreciation
                          Date                 Date                 in Latest
                  Construction         Construction         Income Statements
Description           Complete                Began               is Computed

Office Buildings:

North Tower
Stamford, CT     February 1990          August 1987                5-35 years

South Tower
Stamford, CT     February 1990          August 1987                5-35 years


(A) The initial cost to the Partnership represents the original purchase price of the properties.
(B) For Federal income tax purposes, the aggregate cost of real estate at December 31, 1994 and 1993 is $74,649,569 and $74,450,400, respectively.
(C) For Federal income tax purposes, the amount of accumulated depreciation at December 31, 1994 and 1993 is $9,267,837 and $7,328,080, respectively.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1994, 1993 and 1992:

Real Estate investments:             1994               1993             1992

Beginning of year            $ 74,043,439       $ 73,891,030     $ 73,677,794
Additions                         199,169            152,409          436,314
Less retirements                       --                 --         (223,078)

End of year                  $ 74,242,608       $ 74,043,439     $ 73,891,030

Accumulated Depreciation:

Beginning of year            $  9,585,930       $  6,957,448     $  4,376,639
Depreciation expense            2,640,336          2,628,482        2,580,809

End of year                  $ 12,226,266       $  9,585,930     $  6,957,448