Form 10-Q
period 1995-03-31
STAMFORD TOWERS LIMITED PARTNERSHIP
filed 1995-05-15
CIK 799149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549 FORM 10-Q

(Mark One) X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1995

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

Stamford Towers Depositary Corp.        13-3392081 is a Delaware corporation

(State or other jurisdiction of         (I.R.S. Employer identification No.)
 Incorporation or organization)


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



                          Consolidated Balance Sheets


                                               March 31,        December 31,
Assets                                             1995                1994

Real estate investments, at cost:
        Land                             $   14,714,483    $     14,714,483
        Building and improvements            52,646,240          52,537,022
        Tenant improvements                   6,631,075           6,618,562
        Furniture, fixtures and equipment       372,541             372,541

                                             74,364,339          74,242,608
        Less-accumulated depreciation       (12,887,338)        (12,226,266)

                                             61,477,001          62,016,342


Cash and cash equivalents                     5,796,591           5,768,902
Restricted cash                                  89,362              89,294

                                              5,885,953           5,858,196

Accounts receivable                              84,911             103,201
Deferred rent receivable                      2,175,673           2,381,869
Deferred charges, net ofaccumulated
amortization of $477,537 in 1995 and
$445,587 in 1994                                277,546             309,496
Prepaid expenses, net of accumulated
amortization of $673,481 in 1995 and
$636,235 in 1994                                453,774             320,021

                Total Assets               $ 70,354,858       $  70,989,125


Liabilities and Partners' Capital

Liabilities:
Accounts payable and accrued expenses      $  1,118,115       $     857,084
Interest payable                                 95,400              95,400
Due to affiliates                               152,242             159,091
Revolving loan payable                       15,407,772          15,407,772

                Total Liabilities            16,773,529          16,519,347

Partners' Capital (Deficit):
General Partner                                (182,171)           (173,287)
Limited Partners                             53,763,500          54,643,065

                Total Partners' Capital      53,581,329          54,469,778

                Total Liabilities and
                Partners' Capital         $  70,354,858       $  70,989,125





Statement of Partners' Capital (Deficit)
For the three months ended March 31,1995
                                         General          Limited
                                         Partner         Partners         Total

Balance at December 31, 1994           $(173,287)   $  54,643,065   $54,469,778
Net loss                                  (8,884)        (879,565)     (888,449)

Balance at March 31, 1995              $(182,171)   $  53,763,500   $53,581,329



See accompanying notes to financial statements.

Statements of Operations
For the three months ended March 31, 1995 and 1994


Income                                                  1995             1994

Rental                                             $ 615,002     $    604,363
Interest                                              78,698           41,002
Other                                                 38,158           78,777

        Total Income                                 731,858          724,142

Expenses

Depreciation and amortization                        730,268          725,202
Property operating                                   549,036          618,820
Interest                                             286,199          332,660
Professional fees                                     26,801           39,906
Partnership service fees                              19,648           21,696
General and administrative                             8,355            7,951

        Total Expenses                             1,620,307        1,746,235

                Net Loss                         $  (888,449)    $ (1,022,093)

Net Loss Allocated:

To the General Partner                           $    (8,884)    $    (10,221)
To the Limited Partners                             (879,565)      (1,011,872)

                                                 $  (888,449)    $ (1,022,093)

Per limited partnership unit
(7,826,300 outstanding)                                $(.11)           $(.13)



See accompanying notes to financial statements.

Statements of Cash Flows
For the three months ended March 31, 1995 and 1994

Cash Flows from Operating Activities:                    1995              1994

Net loss                                        $    (888,449)  $    (1,022,093)
Adjustments to reconcile net loss
to net cash provided by (used for)
operating activities:
Depreciation and amortization                         730,268           725,202
Increase (decrease) in cash arising from changes
in operating assets and liabilities:
Restricted cash                                           (68)          (11,692)
Accounts receivable                                    18,290            18,089
Deferred rent receivable                              206,196          (172,746)
Prepaid expenses                                     (170,999)         (232,382)
Accounts payable and accrued
expenses                                              261,031           (80,942)
Due to affiliates                                      (6,849)          (22,156)
Interest payable                                            0           (48,496)
Net cash provided by (used for)
operating activities                                  149,420          (847,216)

Cash Flows from Investing Activities:

        Additions to real estate assets              (121,731)          (30,192)

Net cash used for investing activities               (121,731)          (30,192)

Cash Flows from Financing Activities:

Borrowings under the revolving loan payable                 0           287,073
Deferred charges                                            0          (122,377)

Net cash provided by financing activities                   0           164,696

Net increase (decrease) in cash and
cash equivalents                                       27,689          (712,712)

Cash and cash equivalents at beginning of period    5,768,902         6,552,078

Cash and cash equivalents at end of period    $     5,796,591  $      5,839,366

Supplemental Disclosure of Cash Flow Information:

Cash paid during the period for interest      $       286,199    $      381,156



See accompanying notes to financial statements.

Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1995 and the results of operations and cash flows for the three months ended March 31, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the three months ended March 31, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

The following significant events have occurred, subsequent to fiscal year 1994, or the following material contingencies exist, and require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

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

In January 1993, the arbitrators issued their decision which, in substance, awards the Partnership approximately $8.1 million in damages and costs against Edlar and awards Gilbane approximately $2.6 million in damages and costs against Edlar. In addition, the arbitrators ordered Edlar to hold the Partnership harmless with respect to (i) the mechanic's lien filed by Gilbane against the Partnership, which is presently the subject of an action in Connecticut state court, and (ii) any similar liens filed by subcontractors who worked on the Project. The arbitrators further found that the Partnership properly terminated Edlar under the Development Agreement. That finding has the effect of eliminating the residual interest of Edlar's affiliate, Feldco, Inc., in the Project. Edlar was not awarded any amounts on its claims against the Partnership or Gilbane. The Partnership has entered judgment against both Edlar and Edward Feldman for the full amount of the arbitration award.

Based on a preliminary investigation by the General Partner, it appears that Edlar has no significant assets from which to satisfy the arbitration award. Moreover, based on the General Partner's discussions with Edward Feldman concerning his proposal for a non-judicial workout, it would appear that his assets, consisting largely of illiquid real estate investments, are insufficient to satisfy his substantial outstanding obligations to his creditors, including the Partnership.

Part I, Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership is currently preserving its funds to lease and operate the Project which consists of two parcels of land located in Stamford, Connecticut and two commercial office buildings (the "Buildings") constructed thereon which contain a total of 325,416 net rentable square feet. Through March 31, 1995, the Partnership's sources of liquidity have been net proceeds from the public offering of limited partnership units, rental receipts, proceeds from the mortgage loan discussed below and interest earned on the Partnership's cash balance.

In order to meet the Partnership's liquidity requirements during the Project's leasing phase, on July 19, 1990, the General Partner obtained a $25 million, seven-year, revolving loan payable for the Project with People's Bank, a third party lender. As of March 31, 1995, the principal balance totaled $15,407,772, unchanged from December 31, 1994.

On February 17, 1994, the Partnership entered into a loan modification with People's Bank (the "Loan Modification") which: (i) reduced the interest rate on the loan from 11.5% to 7.43% commencing February 1, 1994 and continuing until the first adjustment date on July 19, 1995; (ii) reduced the principal balance of the loan from $25 million to $24,449,795; and (iii) eliminated the interest reserve line item. Payments of interest are due monthly in arrears and are required to be paid from the Partnership's own funds. Loan proceeds may continue to be used on an "as needed" basis to fund all other approved line items. The remaining loan proceeds available for funding at March 31, 1995 were $9,042,023.

Cash and cash equivalents increased from $5,768,902 at December 31, 1994 to $5,796,591 at March 31, 1995. The increase was primarily due to net cash provided by operations in excess of fundings for building improvements during the 1995 first quarter.

As of March 31,1995, the Partnership had deferred rent receivable of $2,175,673, compared with $2,381,869 at December 31, 1994. Deferred rent receivable represents rental income which is recognized on a straight-line basis over the non-cancelable term of the tenants' leases which will not be received until later periods as a result of rental concessions. The decrease is primarily associated with concessions related to the Citicorp lease agreement.

Prepaid expenses increased from $320,021 at December 31, 1994 to $453,774 at March 31, 1995. The increase is attributable to the payment of the Partnership's semi-annual real estate tax payment in January 1995, offset by the continued amortization of real estate taxes, insurance premiums, and leasing commissions.

Accounts payable and accrued expenses increased from $857,084 at December 31, 1994 to $1,118,115 at March 31, 1995. The increase is mainly due to the receipt of April rental payments from tenants in March.

Results of Operations

The Partnership incurred a net loss of $888,449 for the three months ended March 31, 1995, compared to a net loss of $1,022,093 for the three months ended March 31, 1994. The reduction in the net loss is primarily the result of an increase in interest income, as well as decreases in interest expense and property operating expense.

Rental income for the three months ended March 31, 1995 totaled $615,002, an increase of $10,639 from the corresponding period in 1994. Interest income totaled $78,698 for the quarter ended March 31, 1995 compared with $41,002 in the 1994 period. The $37,696 increase is due to higher yields earned on the Partnership's average cash balance in 1995. Other income decreased from $78,777 for the three months ended March 31, 1994 to $38,158 for the corresponding period in 1995, due to a reduction in tenant reimbursements for electricity costs, and a reduction in income generated from cafeteria operations at the Project.

Total expenses for the quarter ended March 31, 1995 were $1,620,307, compared with $1,746,235 for the corresponding 1994 period. Property operating expenses totaled $549,036 for the three months ended March 31, 1995, compared with $618,820 for the corresponding 1994 period. The decrease is primarily due to lower real estate taxes, utility costs and building services expenses.
Interest expense related to the revolving loan payable for the quarters ended March 31, 1995 and 1994 was $286,199 and $332,660, respectively. Interest expense on the revolving loan payable decreased due to the Loan Modification discussed above. Professional fees for the first quarter of 1995 decreased $13,105 from the corresponding period in 1994 due to lower legal fees.



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

                On September 21, 1993, Gilbane filed a motion for Partial Summary Judgment as to Liability Only. The Partnership successfully opposed this motion, and the motion was denied by the court on November 4, 1993. On October 21, 1993, the Partnership filed its Answer, Special Defenses and Counterclaims to Gilbane's action. The Partnership's Counterclaim against Gilbane alleges breach of various contracts, unfair trade practices and slander of title. On November 10, 1993, Gilbane filed its reply to Stamford Towers' Special Defenses and Answer to Stamford Towers' Counterclaim and claimed the action to the jury trial list. On October 28, 1993, the Partnership filed a Motion for Summary Judgment which has not yet been ruled upon by the court.

                On November 3, 1994, the Partnership filed a Request for Leave to File Amended Special Defenses, Counterclaims, Set-Offs and Recoupment. On January 25, 1995, this Request was granted by the Court over Gilbane's objection. On March 27, 1995, the Partnership filed a Second Amended Answer, Special Defenses, Counterclaims, Set-offs and Recoupment to Gilbane's action. The Partnership's Second Amended Counterclaim against Gilbane adds, in addition to the allegations of its original Counterclaim, additional allegations of negligence, breach of warranty, breach of contract, products liability and unfair trade practices. Gilbane has not yet answered the Partnership's Second Amended Counterclaim. The parties are currently engaged in discovery, and a trial has been tentatively scheduled to begin on August 1, 1995. The Partnership expects to vigorously defend against each of Gilbane's claims.

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

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1995.


                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      STAMFORD TOWERS LIMITED PARTNERSHIP

                 BY:     STAMFORD TOWERS, INC. General Partner



Date:   May 12, 1995            BY:     /s/Rocco Andriola
                                Name:   Rocco Andriola
                                Title:  Director, Chief Financial Officer and
                                        Vice President



Date:   May 12, 1995            BY:     /s/Regina M. Hertl
                                Name:   Regina M. Hertl
                                Title:  President