Form 10-Q
period 1995-06-30
STAMFORD TOWERS LIMITED PARTNERSHIP
filed 1995-08-14
CIK 799149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission file number: 33-8105


                      STAMFORD TOWERS LIMITED PARTNERSHIP
                                      and
                        STAMFORD TOWERS DEPOSITARY CORP
             (Exact name of registrant as specified in its charter)


Stamford Towers Limited Partnership
is a Delaware limited partnership                       13-3392080

Stamford Towers Depositary Corp.
is a Delaware corporation                               13-3392081
(State or other jurisdiction of                     (I.R.S. Employer
 Incorporation or organization)                    identification No.)

3 World Financial Center, 29th Floor,
New York, NY
ATTN:  Andre Anderson                                     10285
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


Balance Sheets


                                                June 30,      December 31,
Assets                                             1995              1994

Real estate investments, at cost:
        Land                              $  14,714,483     $  14,714,483
        Buildings and improvements           52,698,875        52,537,022
        Tenant improvements                   6,631,075         6,618,562
        Furniture, fixtures and equipment       372,541           372,541

                                             74,416,974        74,242,608
        Less accumulated depreciation       (13,548,854)      (12,226,266)

                                             60,868,120        62,016,342


Cash and cash equivalents                     5,751,458         5,768,902
Restricted cash                                  91,306            89,294

                                              5,842,764         5,858,196

Accounts receivable                              60,497           103,201
Deferred rent receivable                      1,969,477         2,381,869
Deferred charges, net of
accumulated amortization of
$509,487 in 1995 and $445,587 in 1994           245,596           309,496
Prepaid expenses, net of
accumulated amortization of
$710,729 in 1995 and $636,235 in 1994           214,950           320,021

                Total Assets              $  69,201,404     $  70,989,125


Liabilities and Partners' Capital

Liabilities:
        Accounts payable and
        accrued expenses                  $     850,230     $     857,084
        Interest payable                         95,400            95,400
        Due to affiliates                       152,081           159,091
        Revolving loan payable               15,407,772        15,407,772

                Total Liabilities            16,505,483        16,519,347

Partners' Capital (Deficit):
        General Partner                        (191,026)         (173,287)
        Limited Partners                     52,886,947        54,643,065

                Total Partners' Capital      52,695,921        54,469,778

                Total Liabilities and
                Partners' Capital         $  69,201,404     $  70,989,125



Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1995

                                    General         Limited
                                    Partner        Partners            Total

Balance at December 31, 1994     $ (173,287)  $  54,643,065    $  54,469,778
Net loss                            (17,739)     (1,756,118)      (1,773,857)

Balance at June 30, 1995         $ (191,026)  $  52,886,947    $  52,695,921



Statements of Operations

                                Three months ended        Six months ended
                                     June 30,                 June 30,
Income                            1995        1994          1995         1994

Rental                      $  617,347  $  623,014  $ 1,232,349  $  1,227,377
Interest                        77,280      41,028      155,978        82,030
Other                           28,690     107,137       66,848       185,914

        Total Income           723,317     771,179    1,455,175     1,495,321

Expenses

Depreciation and
amortization                   730,714     729,113    1,460,982     1,454,315
Property operating             520,974     580,576    1,070,010     1,199,396
Interest                       286,200     283,927      572,399       616,587
Professional fees               39,775      17,857       66,576        57,763
Partnership service fees        23,296      29,459       42,944        51,155
General and administrative       7,766       4,823       16,121        12,774

Total Expenses               1,608,725   1,645,755    3,229,032     3,391,990

                Net Loss    $ (885,408) $ (874,576) $(1,773,857) $ (1,896,669)

Net Loss Allocated:

To the General Partner      $   (8,855) $   (8,746) $   (17,739) $    (18,967)
To the Limited Partners       (876,553)   (865,830)  (1,756,118)   (1,877,702)

                            $ (885,408) $ (874,576) $(1,773,857) $ (1,896,669)

Per limited partnership unit
(7,826,300 outstanding)          $(.11)      $(.11)       $(.22)        $(.24)



Statements of Cash Flows
For the six months ended June 30, 1995 and 1994

Cash Flows from Operating Activities:                   1995            1994

Net loss                                        $ (1,773,857)   $ (1,896,669)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
        Depreciation and amortization              1,460,982       1,454,315
        Increase (decrease) in cash
        arising from changes in operating
        assets and liabilities:
                Restricted cash                       (2,012)        (12,207)
                Accounts receivable                   42,704          (5,179)
                Deferred rent receivable             412,392        (345,492)
                Prepaid expenses                      30,577          23,899
                Accounts payable and accrued
                expenses                              (6,854)        (79,570)
                Interest payable                          --         (47,651)
                Due to affiliates                     (7,010)         (5,644)

Net cash provided by (used for)
operating activities                                 156,922        (914,198)

Cash Flows from Investing Activities:

        Additions to real estate assets             (174,366)        (30,193)

Net cash used for investing activities              (174,366)        (30,193)

Cash Flows from Financing Activities:

        Borrowings under the revolving loan payable       --         456,452
        Deferred charges                                  --        (137,622)

Net cash provided by financing activities                 --         318,830

Net decrease in cash and cash equivalents            (17,444)       (625,561)
Cash and cash equivalents at beginning of period   5,768,902       6,552,078

Cash and cash equivalents at end of period      $  5,751,458    $  5,926,517

Supplemental Disclosure of Cash Flow Information:

        Cash paid during the period
        for interest                            $    572,399    $    664,238



Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1994 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1995 and the results of operations for the three and six months ended June 30, 1995 and 1994, cash flows for the six months ended June 30, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the six months ended June 30, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

Citicorp Lease
On June 28, 1995, the Partnership executed the First Amendment (the "Citicorp Lease Amendment") to the lease agreement between the Partnership and Citicorp North America, Inc. ("Citicorp") dated May 11, 1990 (the "Original Lease") for approximately 136,000 rentable square feet ("RSF") in the Project's North Tower. The Amendment, which was effective July 1, 1995, (i) reduces Citicorp's rent from $29.50 to $25 per RSF for the initial three years and to $24 per RSF for the next two years and (ii) extends the term of the Original Lease for an additional five years, through June 30, 2006, at a rental rate of $24 per RSF. Although the Original Lease was for an 11-year term expiring June 30, 2001, Citicorp had the option to terminate the Original Lease as of June 30, 1996 by paying $45 per RSF or approximately $6.1 million to the Partnership on or before June 30, 1995. The Citicorp Lease Amendment ensures Citicorp's continued occupancy at the Project through June 30, 2006.



Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership is currently preserving its funds to lease and operate the Project which consists of two parcels of land located in Stamford, Connecticut and two commercial office buildings (the "Buildings") constructed thereon containing a total of 325,416 net rentable square feet. Through June 30, 1995, the Partnership's sources of liquidity have been net proceeds from the public offering of limited partnership units, rental receipts, proceeds from the mortgage loan discussed below and interest earned on the Partnership's cash balance.

On June 28,1995 the Partnership executed the First Amendment (the "Citicorp Lease Amendment") to the lease agreement between the Partnership and Citicorp North America, Inc. ("Citicorp") dated May 11, 1990 (the "Original Lease") for approximately 136,000 rentable square feet ("RSF") in the Project's North Tower. The Amendment, which was effective July 1, 1995, (i) reduces Citicorp's rent from $29.50 to $25 per RSF for the initial three years and to $24 per RSF for the next two years and (ii) extends the term of the Original Lease for an additional five years, through June 30, 2006, at a rental rate of $24 per RSF. Although the Original Lease was for an 11- year term expiring June 30, 2001, Citicorp had the option to terminate the Original Lease as of June 30, 1996 by paying $45 per RSF or approximately $6.1 million to the Partnership on or before June 30, 1995. The Citicorp Lease Amendment ensures Citicorp's continued occupancy at the Project through June 30, 2006.

In order to meet the Partnership's liquidity requirements during the Project's leasing phase, on July 19, 1990, the General Partner obtained a $25 million, seven-year, revolving loan for the Project from People's Bank, a third-party lender. As of June 30, 1995, the principal balance totaled $15,407,772, unchanged from December 31, 1994.

On February 17, 1994, the Partnership entered into a loan modification with People's Bank (the "Loan Modification") which: (i) reduced the interest rate on the loan from 11.5% to 7.43% commencing February 1, 1994 and through the first adjustment date on July 19, 1995 at which time the interest rate was reset to 9.03%; (ii) reduced the principal balance of the loan from $25 million to $24,449,795; and (iii) eliminated the interest reserve line item. Payments of interest are due monthly in arrears and are required to be paid from the Partnership's own funds. Loan proceeds may continue to be used on an "as needed" basis to fund all other approved line items. The remaining loan proceeds available for funding at June 30, 1995 were $9,042,023.

Cash and cash equivalents was $5,751,458 at June 30, 1995, largely unchanged from $5,768,902 at December 31, 1994.

As of June 30, 1995, the Partnership had deferred rent receivable of $1,969,477, compared with $2,381,869 at December 31, 1994. Deferred rent receivable represents rental income which is recognized on a straight-line basis over the non-cancelable term of the tenants' leases which will not be received until later periods as a result of rental concessions. The decrease is primarily associated with concessions related to Citicorp's Original Lease.

Prepaid expenses decreased from $320,021 at December 31, 1994 to $214,950 at June 30, 1995. The decrease is attributable to the amortization of insurance premiums and leasing commissions.


Results of Operations

The Partnership incurred net losses of $885,408 and $1,773,857, respectively, for the three and six months ended June 30, 1995, compared to net losses of $874,576 and $1,896,669 for the corresponding periods in 1994. The reduction in the net loss for the six-month period is primarily the result of an increase in interest income, as well as decreases in interest and property operating expense.

Rental income for the three and six months ended June 30, 1995 was $617,347 and $1,232,349, respectively, virtually unchanged from $623,014 and $1,227,377 for the corresponding periods in 1994. Interest income was $77,280 and $155,978 for the three and six months ended June 30, 1995, respectively, compared with $41,028 and $82,030 for the corresponding periods in 1994. The increases are due to higher yields earned on the Partnership's average cash balance. Other income decreased from $107,137 and $185,914, respectively, for the three and six months ended June 30, 1994 to $28,690 and $66,848 for the corresponding periods in 1995, due to a reduction in tenant reimbursements for electricity costs, resulting primarily from a reduction in the number of employees occupying the Citicorp space. The decrease in tenant reimbursements for electricity costs is offset by the reduction in the Project's electricity costs.

Total expenses for the three and six months ended June 30, 1995 were $1,608,725 and $3,229,032, respectively, compared with $1,645,755 and $3,391,990 for the corresponding periods in 1994. Property operating expense was $520,974 and $1,070,010 for the three and six months ended June 30, 1995, compared with $580,576 and $1,199,396 for the corresponding periods in 1994. The decreases are primarily due to lower real estate taxes and lower electricity costs. Real estate taxes were reduced as a result of a reduction in the City of Stamford's real estate tax rate and a reduction in the assessed value of the South Tower, partially offset by a slight increase in the assessed value of the North Tower. The assessed values of the North and South Tower are being contested by the Partnership and the real estate taxes for both buildings have been paid to the city of Stamford under protest. There are no assurances that the Partnership will be successful in obtaining a permanent reduction in the Project's real estate taxes. Electricity costs were reduced as a result of the reduction in the number of Citicorp employees. Interest expense related to the revolving loan payable for the six-month period decreased due to the Loan Modification discussed above. Professional fees for the three and six months ended June 30, 1995, increased to $39,775 and $66,576 from $17,857 and $57,763 for the corresponding periods in 1994, primarily due to legal fees associated with the Citicorp Lease Amendment and the Gilbane litigation.


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

                On September 21, 1993, Gilbane filed a motion for Partial Summary Judgment as to Liability Only. The Partnership successfully opposed this motion, which was denied by the court on November 4, 1993. On October 21, 1993, the Partnership filed its Answer, Special Defenses and Counterclaims to Gilbane's action. The Partnership's Counterclaim against Gilbane alleges breach of various contracts, unfair trade practices and slander of title. On November 10, 1993, Gilbane filed its reply to Stamford Towers' Special Defenses and Answer to Stamford Towers' Counterclaim. On October 28, 1993, the Partnership filed a Motion for Summary Judgment which has not yet been ruled upon by the court.

                On November 3, 1994, the Partnership filed a Request for Leave to File Amended Special Defenses, Counterclaims, Set-Offs and Recoupment. On January 25, 1995, this Request was granted by the Court over Gilbane's objection. On March 27, 1995, the Partnership filed a Second Amended Answer, Special Defenses, Counterclaims, Set-offs and Recoupment to Gilbane's action. The Partnership's Second Amended Counterclaim against Gilbane adds, in addition to the allegations of its original Counterclaim, additional allegations of negligence, breach of warranty, breach of contract, products liability and unfair trade practices. On May 3, 1995, Gilbane filed a Motion to Strike two of the twelve counts of the Stamford Towers' Counterclaim. Gilbane's Motion to Strike has not yet been ruled upon by the court. The parties are currently engaged in discovery, and a trial has been tentatively scheduled to begin on August 25, 1995. The Partnership expects to vigorously defend against and oppose each of Gilbane's claims.

                On December 31, 1990, a subcontractor of the Project, Moliterno Stone Sales, Inc. ("Moliterno") filed a mechanic's lien against the Property in the sum of $155,936. On December 11, 1991, Moliterno filed a cross-claim against the Partnership in the Gilbane action. Moliterno seeks foreclosure on its mechanic's lien and monetary damages, along with possession of the premises. An application to discharge Moliterno's mechanic's lien was filed by the Partnership on April 30, 1993. The Partnership expects to vigorously defend against and oppose Moliterno's claim.

Items 2-5	Not applicable.

Item 6	Exhibits and reports on Form 8-K.

	(a)	Exhibits - None

        (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1995.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



					STAMFORD TOWERS LIMITED PARTNERSHIP

				BY: 	STAMFORD TOWERS, INC.
					General Partner



Date:   August 11, 1995
					BY:	/s/Rocco Andriola
					Name:	Rocco Andriola
                                        Title:  Director, Chief Financial
                                                Officer and Vice President



Date:   August 11, 1995
					BY:	/s/Regina M. Hertl
					Name:	Regina M. Hertl
					Title:	President