Form 10-Q
period 1995-09-30
STAMFORD TOWERS LIMITED PARTNERSHIP
filed 1995-11-14
CIK 799149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)
 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

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


Balance Sheets


                                              September 30,        December 31,
Assets                                                1995                1994

Real estate investments, at cost:
  Land                                        $ 14,714,483        $ 14,714,483
  Buildings and improvements                    52,700,969          52,537,022
  Tenant improvements                            6,631,075           6,618,562
  Furniture, fixtures and equipment                372,541             372,541

                                                74,419,068          74,242,608
  Less accumulated depreciation                (13,978,483)        (12,226,266)

                                                60,440,585          62,016,342


Cash and cash equivalents                        6,137,884           5,768,902
Restricted cash                                     91,382              89,294

                                                 6,229,266           5,858,196

Accounts receivable                                219,508             103,201
Deferred rent receivable                         1,912,574           2,381,869
Deferred charges, net of accumulated
amortization of $541,437 in 1995 and
$445,587 in 1994                                   213,646             309,496
Prepaid expenses, net of accumulated
amortization of $742,779 in 1995 and
$636,235 in 1994                                 1,505,697             320,021

    Total Assets                              $ 70,521,276        $ 70,989,125


Liabilities and Partners' Capital

Liabilities:
  Accounts payable and accrued expenses       $  1,316,172        $    857,084
  Interest payable                                 124,036              95,400
  Due to affiliates                                163,974             159,091
  Revolving loan payable                        16,483,152          15,407,772
    Total Liabilities                           18,087,334          16,519,347

Partners' Capital (Deficit):
  General Partner                                 (193,645)           (173,287)
  Limited Partners                              52,627,587          54,643,065

    Total Partners' Capital                     52,433,942          54,469,778

    Total Liabilities and Partners' Capital   $ 70,521,276        $ 70,989,125





Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1995

                                           General       Limited
                                           Partner      Partners         Total

Balance at December 31, 1994          $   (173,287) $ 54,643,065  $ 54,469,778
Net loss                                   (20,358)   (2,015,478)   (2,035,836)

Balance at September 30, 1995         $   (193,645) $ 52,627,587  $ 52,433,942

Statements of Operations

                                 Three months ended          Nine months ended
                                       September 30,              September 30,
Income                           1995          1994          1995         1994

Rental                    $ 1,003,491   $   644,148   $ 2,235,840  $ 1,871,525
Other                         189,363        57,719       256,211      243,633
Interest                       80,052        42,606       236,030      124,636

  Total Income              1,272,906       744,473     2,728,081    2,239,794

Expenses

Depreciation and
amortization                  493,629       729,282     1,954,611    2,183,597
Property operating            564,412       507,895     1,634,422    1,707,291
Interest                      344,803       286,200       917,202      902,787
Professional fees              87,810        44,070       154,386      101,833
Partnership service fees       32,448        20,412        75,392       71,567
General and administrative     11,783         7,771        27,904       20,545

  Total Expenses            1,534,885     1,595,630     4,763,917    4,987,620

    Net Loss              $  (261,979)  $  (851,157)  $(2,035,836) $(2,747,826)

Net Loss Allocated:

To the General Partner    $    (2,619)  $    (8,511)  $   (20,358) $   (27,478)
To the Limited Partners      (259,360)     (842,646)   (2,015,478)  (2,720,348)

                          $  (261,979)  $  (851,157)  $(2,035,836) $(2,747,826)

Per limited partnership unit
  (7,826,300 outstanding) $      (.03)  $      (.11)  $      (.26) $      (.35)

Statements of Cash Flows
For the nine months ended September 30, 1995 and 1994

Cash Flows from Operating Activities:                 1995                1994

Net loss                                      $ (2,035,836)       $ (2,747,826)
Adjustments to reconcile net loss to net
cash used for operating activities:
  Depreciation and amortization                  1,954,611           2,183,597
  Increase (decrease) in cash arising from changes
   in operating assets and liabilities:
  Restricted cash                                   (2,088)             (8,326)
  Accounts receivable                             (116,307)             (7,022)
  Deferred rent receivable                         469,295            (177,767)
  Prepaid expenses                              (1,292,220)           (209,361)
  Accounts payable and accrued expenses            459,088             (90,944)
  Interest payable                                  28,636            (142,876)
  Due to affiliates                                  4,883             (21,829)

Net cash used for operating activities            (529,938)         (1,222,354)

Cash Flows from Investing Activities:

        Additions to real estate assets           (176,460)            (59,939)

Net cash used for investing activities            (176,460)            (59,939)

Cash Flows from Financing Activities:

  Borrowings under the revolving loan payable    1,075,380             456,452
  Deferred charges                                       0            (137,622)

Net cash provided by financing activities        1,075,380             318,830

Net increase (decrease) in cash and
cash equivalents                                   368,982            (963,463)
Cash and cash equivalents at beginning
of period                                        5,768,902           6,552,078

Cash and cash equivalents at end of period    $  6,137,884        $  5,588,615

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for interest    $    888,566        $  1,045,663

Notes to the Financial Statements

These unaudited interim financial statements should be read in conjunction with the Stamford Towers Limited Partnership's (the "Partnership") 1994 annual audited financial statements within Form 10-K.

These unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1995 and the results of operations for the three- and nine-month periods ended September 30, 1995 and 1994, cash flows for the nine-month periods ended September 30, 1995 and 1994 and the statement of changes in partners' capital (deficit) for the nine-month period ended September 30, 1995. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

In January 1993, the arbitrators issued their decision which, in substance, awards the Partnership approximately $8.1 million in damages and costs against Edlar and awards Gilbane approximately $2.6 million in damages and costs against Edlar. In addition, the arbitrators ordered Edlar to hold the Partnership harmless with respect to: (i) the mechanic's lien filed by Gilbane against the Partnership, which is presently the subject of an action in Connecticut state court, and (ii) any similar liens filed by subcontractors who worked on the Project. The arbitrators further found that the Partnership properly terminated Edlar under the Development Agreement. That finding has the effect of eliminating the residual interest of Edlar's affiliate, Feldco, Inc., in the Project. Edlar was not awarded any amounts on its claims against the Partnership or Gilbane. The Partnership has entered judgment against both Edlar and Edward Feldman for the full amount of the arbitration award.

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

Citicorp Lease
On June 28, 1995, the Partnership executed the First Amendment (the "Citicorp Lease Amendment") to the lease agreement between the Partnership and Citicorp North America, Inc. ("Citicorp") dated May 11, 1990 (the "Original Lease") for approximately 136,000 rentable square feet ("RSF") in the Project's North Tower. The Citicorp Lease Amendment, which was effective July 1, 1995, (i) reduces Citicorp's annual rent from $29.50 to $25 per RSF for the initial three years and to $24 per RSF for the next two years, and (ii) extends the term of the Original Lease for an additional five years, through June 30, 2006, at an annual rental rate of $24 per RSF. In addition, there was no tenant improvement allowance provided by the Partnership to Citicorp in connection with the Citicorp Lease Amendment. Although the Original Lease was for an 11-year term, expiring June 30, 2001, Citicorp had the option to terminate the Original Lease as of June 30, 1996 by paying $45 per RSF or approximately $6.1 m illion to the Partnership on or before June 30, 1995. The Citicorp Lease Amendment ensures Citicorp's continued occupancy at the Project through June 30, 2006.

Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership is currently preserving its funds to lease and operate two parcels of land located in Stamford, Connecticut with two commercial office buildings (collectively, the "Buildings") constructed thereon containing a total of 325,416 RSF. Through September 30, 1995, the Partnership's sources of liquidity have been net proceeds from the public offering of limited partnership units, rental receipts, proceeds from the mortgage loan discussed below and interest earned on the Partnership's cash balance.

On October 18, 1995, the Partnership executed a 10-year three-month lease with Consolidated Hydro, Inc. for approximately 8,600 square feet in the Project's South Tower, increasing the combined occupancy rate in the Buildings from approximately 46% to 49%. Consolidated Hydro, Inc. will be the first tenant in the Project's South Tower.

On June 28, 1995, the Partnership executed the Citicorp Lease Amendment to the Original Lease for approximately 136,000 RSF in the Project's North Tower. The Citicorp Lease Amendment, which was effective July 1, 1995, (i) reduces Citicorp's annual rent from $29.50 to $25 per RSF for the initial three years and to $24 per RSF for the next two years, and (ii) extends the term of the Original Lease for an additional five years, through June 30, 2006, at an annual rental rate of $24 per RSF. In addition, there was no tenant improvement allowance provided by the Partnership to Citicorp in connection with the Citicorp Lease Amendment. Although the Original Lease was for an 11-year term, expiring June 30, 2001, Citicorp had the option to terminate the Original Lease as of June 30, 1996 by paying $45 per RSF or approximately $6.1 million to the Partnership on or before June 30, 1995. The Citicorp Lease Amendment ensures Citicorp's continued occupancy at the Project through June 30, 2006.

In order to meet the Partnership's liquidity requirements during the Project's leasing phase, on July 19, 1990, the Partnership obtained a $25 million, seven-year, revolving first mortgage loan (the "First Mortgage Loan") for the Project from People's Bank, a third-party lender. As of September 30, 1995, the principal balance totaled $16,483,152, compared to $15,407,772 at December 31, 1994. The increase is attributable to a drawdown on the First Mortgage Loan to fund costs associated with the Citicorp Lease Amendment.

On February 17, 1994, the Partnership entered into modification of the First Mortgage Loan with People's Bank (the "Loan Modification") which: (i) reduced the interest rate from 11.5% to 7.43% for the period February 1, 1994 through the adjustment date on July 19, 1995, at which time the interest rate was reset to 9.03%, (ii) reduced the principal balance of the First Mortgage Loan from $25 million to $24,449,795; and (iii) eliminated the interest reserve line item. Payments of interest are due monthly in arrears and are paid from the Partnership's funds. The remaining First Mortgage Loan proceeds available at September 30, 1995 were $7,966,643 and may continue to be used on an "as needed" basis to fund all other approved line items.

Cash and cash equivalents was $6,137,884 at September 30, 1995, compared to $5,768,902 at December 31, 1994. The increase is largely the result of the funds borrowed under the First Mortgage Loan, less cash flow used for operating activities.

As of September 30, 1995, the Partnership had deferred rent receivable of $1,912,574, compared with $2,381,869 at December 31, 1994. Deferred rent receivable represents rental income which is recognized on a straight-line basis over the non-cancelable term of the tenants' leases which will not be received until later periods as a result of rental concessions. The decrease is primarily associated with concessions related to Citicorp's Original Lease.

Prepaid expenses increased from $320,021 at December 31, 1994 to $1,505,697 at September 30, 1995. The increase is attributable to prepaid leasing commissions related to the Citicorp Lease Amendment, partially offset by the continued amortization of insurance and leasing commissions.

Results of Operations

The Partnership incurred net losses of $261,979 and $2,035,836, respectively, for the three- and nine-month periods ended September 30, 1995, compared to net losses of $851,157 and $2,747,826 for the corresponding periods in 1994. The reduction in the net loss is primarily the result of increased rental income as a result of the Citicorp Lease Amendment and, to a lesser extent, an increase in interest income. Rental income for the three- and nine-month periods ended September 30, 1995 was $1,003,491 and $2,235,840, respectively, compared to $644,148 and $1,871,525, respectively, for the corresponding periods in 1994. The increase in rental income was due to the Citicorp Lease Amendment, which extends the term of the Original Lease through June 30, 2006, resulting in an extension of the corresponding period during which the associated deferred rent is amortized. The Citicorp Lease Amendment resulted in an increase in the rental income recognized under the Citicorp lease from $549,299 to $783,536 per quarter.

Interest income for the three- and nine-month periods ended September 30, 1995 was $80,052 and $236,030, respectively, compared with $42,606 and $124,636, respectively, for the corresponding periods in 1994. The increase in interest income is a result of an increase in the Partnership's cash balance due to the drawdown on the First Mortgage Loan in July 1995, as well as an increase in the interest rate earned on the balance. Other income for the three- and nine-month periods ended September 30, 1995 was $189,363 and $256,211, respectively, compared to $57,719 and $243,633, respectively, for the corresponding periods in 1994. The increase in other income is a result of an increase in tenant reimbursements for construction costs, resulting primarily from HVAC improvements to Citicorp's space.

Property operating expense for the three- and nine-month periods ended September 30, 1995, was $564,412 and $1,634,422, respectively, compared with $507,895 and $1,707,291, respectively, for the corresponding periods in 1994. The increase in property operating expense from the three-month period ended September 30, 1994 to the three-month period ended September 30, 1995 is primarily due to a recalculation of the management fee which resulted in a retroactive fee charged to the Partnership in July 1995. The decrease in property operating expense from the nine-month period ended September 30, 1994 to the nine-month period ended September 30, 1995 is primarily due to lower real estate taxes and lower advertising and promotion expenses. Real estate taxes were reduced as a result of a reduction in the City of Stamford's real estate tax rate and a reduction in the assessed value of the South Tower, partially offset by a slight increase in the assessed value of the North Tower. Although t he Partnership is contesting the assessed values of the North and South Towers, there are no assurances that the Partnership will be successful in obtaining a further reduction in the Project's real estate taxes. Interest expense on the First Mortgage Loan payable increased due to the additional borrowings discussed above. Professional fees for the three- and nine-month periods ended September 30, 1995, were $87,810 and $154,386, respectively, compared to $44,070 and $101,833, respectively, for the corresponding periods in 1994. The increase in professional fees is primarily due to legal and engineering fees associated with the Gilbane litigation incurred in the second and third quarters of 1995.

PART II	OTHER INFORMATION


Item 1	Legal proceedings.

                On February 1, 1991, the construction manager at the Project, Gilbane, filed a mechanic's lien against the Project in the sum of $4,583,481. This amount was subsequently reduced to $2,650,018 at the request of the Partnership. On August 9, 1991, Gilbane commenced an action entitled Gilbane Building Co.
                v. Stamford Towers Limited Partnership, et. al., in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford (the "Gilbane Action"). The defendants include the Partnership. Gilbane alleges breach of various contracts and unfair trade practices and seeks foreclosure of its mechanic's lien, approximately $2.65 million in monetary damages, interest, costs, attorneys' fees, punitive damages, possession of the Project, and the appointment of a receiver.

                On October 21, 1993, the Partnership filed its Answer, Special Defenses and Counterclaims to Gilbane's Action, which alleged breach of various contracts, unfair trade practices and slander of title. On September 13, 1995, the Partnership filed a Substituted Answer, Special Defenses, Counterclaims, Set-offs
                and Recoupment which,   in addition to the allegations of its
                original counterclaim, brought additional claims of negligence, breach of warranty, breach of contract, products liability and unfair trade practices. The Partnership, by way of its counterclaims, seeks approximately $1.7 million in damages in addition to interest, costs, punitive damages and attorneys' fees.

                On December 31, 1990, a subcontractor of the Project, Moliterno Stone Sales, Inc. ("Moliterno") filed a mechanic's lien against the Property in the sum of $155,936. On December 11, 1991, Moliterno filed a cross-claim against the Partnership in the Gilbane Action. Moliterno seeks foreclosure on its mechanic's lien, monetary damages, and possession of the Project. An application to discharge Moliterno's mechanic's lien was filed by the Partnership on April 30, 1993. On September 1, 1995, the Partnership filed its answer, special defenses and counterclaims to Moliterno's cross-claim, alleging that Moliterno was negligent, breached its contract and an implied warranty, and engaged in unfair trade practices in performing its work on the Project.

                The Partnership, Gilbane and Moliterno (collectively, the "Parties") participated in the trial of the Gilbane Action over the course of approximately 20 trial days from September 12 to November 3, 1995. The evidentiary portion of the trial has essentially been completed, and the Parties currently are engaging in post-trial briefing which is not expected to be completed until the end of 1995. A decision from the trial court is currently not expected until, at the earliest, the second quarter of 1996.

Items 2-5	Not applicable.

Item 6          Exhibits and reports on Form 8-K.

		(a)	Exhibits

			(27) Financial Data Schedule

                (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      STAMFORD TOWERS LIMITED PARTNERSHIP

				BY: 	STAMFORD TOWERS, INC.
					General Partner



Date:   November 13, 1995
					BY:	/s/Regina M. Hertl
					Name:	Regina M. Hertl
					Title:	President



Date:   November 13, 1995
					BY:	/s/Rocco F. Andriola
					Name:	Rocco F. Andriola
                                        Title:  Director, Chief Financial
                                                Officer and Vice President