Form 10-K
period 1995-12-31
STAMFORD TOWERS LIMITED PARTNERSHIP
filed 1996-04-01
CIK 799149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
   For the fiscal year ended December 31, 1995

                                       or
   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
   For the transition period from _______ to ________

Commission file number:  33-8105


                      STAMFORD TOWERS LIMITED PARTNERSHIP
                                      and
                        STAMFORD TOWERS DEPOSITARY CORP.
              Exact name of registrant as specified in its charter


State or other jurisdiction of                         I.R.S. Employer
incorporation or organization                        Identification No.
- ------------------------------                       -------------------
Stamford Towers Limited Partnership-Delaware             13-3392080

Stamford Depository Corp.-Delaware                       13-3392081


Attention:  Andre Anderson
3 World Financial Center, 29th Floor, New York, New York         10285
- --------------------------------------------------------        --------
Address of principal executive offices                          Zip Code

Registrant's telephone number, including area code:  (212) 526-3237

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

Aggregate market value of voting stock held by non-affiliates of the Registrant
- - Not Applicable

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

The Partnership was formed to acquire, construct, develop, own and operate two parcels of land totaling approximately 3.63 acres located in the central business district of Stamford, Connecticut (the "Land") and two commercial office buildings together with ancillary facilities (the "Buildings") constructed thereon which contain 325,416 net rentable square feet (the Land and the Buildings are collectively referred to as the "Project"). See Item 2.

The Partnership entered into a development agreement dated September 17, 1986 as modified by a modification dated June 5, 1987 (collectively, the "Development Agreement") with an unaffiliated party, Edlar, Inc., a Delaware corporation (the "Developer"), pursuant to which the Developer agreed to convey the Land to the Partnership and construct the Buildings.

Under the terms of the Development Agreement, the Developer was obligated, among other things, to (1) cause substantial completion of the Buildings to occur within 550 days of the commencement of construction (subject to extensions for force majeure work delays and approved change orders), (2) complete construction of the Buildings for a guaranteed maximum cost (including Land and Miscellaneous carrying costs) of $59,384,922 (subject to increases attributable to approved change orders and costs resulting from force majeure work delays) and (3) complete the tenant finish pursuant to a standard work letter for all initial leases entered into prior to the date 550 days after substantial completion of the Buildings, for a guaranteed maximum cost. The Developer, in connection with carrying out its construction obligations under the Development Agreement, entered into a construction management agreement dated May 28, 1987 with Gilbane Building Company ("Gilbane"), a Rhode Island corporation, and assigned a construction supervisor to the Project to work with Gilbane.

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

Construction of the Buildings commenced in July 1987. Certificates of Occupancy were not received from the City of Stamford until February 1990, representing a substantial delay from the originally scheduled completion date of February 1989. Moreover, during the course of the construction, substantial cost overruns were incurred. Because the Developer denied responsibility for the delays and overruns, the Partnership commenced an arbitration in January 1989 to resolve the dispute. In the arbitration, the Partnership contended that the Developer was responsible for all cost overruns (except for the cost of three approved change orders which represented a total cost of less than $20,000) incurred in connection with the construction of the buildings. In addition, the Partnership contended that the Developer was obligated to make certain liquidated damage payments as a result of the unjustified delays in the completion of construction, and that the Developer's failure to make those payments entitled the Partnership to terminate the Developer. The Developer, in turn, filed numerous claims against the Partnership principally designed to establish the Partnership's responsibility for the cost overruns incurred on the Project.

As a result of a ruling by the New York State Supreme Court, the Partnership's arbitration with the Developer was combined with the Developer's separate arbitration with the Project's construction manager, Gilbane. Hearings in the consolidated arbitration commenced in the fall of 1989 and continued periodically until the summer of 1992. On January 27, 1993, the arbitration panel issued its decision, awarding the Partnership approximately $8.1 million in monetary relief and granting certain additional declaratory relief. The arbitrators also decided in favor of Gilbane Building Company with respect to its separate dispute with the Developer. See Items 3 and 7 for a discussion of the arbitration award and its significance.

Because of the delays and cost overruns which occurred in the course of construction of the Buildings, funds in addition to those budgeted were required to complete the construction of the Buildings. Furthermore, due to soft market conditions in Stamford, additional funds have been required to fund increases in the Partnership's leasing budget.

Accordingly, on July 19, 1990, the Partnership closed a mortgage loan (the "Financing") with People's Bank ("People's") to provide mortgage financing to the Partnership. The Financing consisted of a $25 million, seven-year, revolving loan payable, secured by a non-recourse first mortgage on the Project. For the specific terms of the Financing, see Note 7 "Mortgage Note Payable" of the Notes to the Financial Statements contained in Item 8 of this report.

On February 17, 1994, the Partnership entered into a loan modification agreement with People's (the "Loan Modification"). The Loan Modification: (i) reduced the interest rate on the loan from 11.5% to 7.43% commencing February 1, 1994 and continuing until the first adjustment date on July 19, 1995, at which time the interest rate was reset to 9.03%; (ii) reduced the principal balance of the loan from $25 million to $24,449,795; and (iii) eliminated the interest reserve line item. Payments of interest are due monthly in arrears and are required to be paid from the Partnership's own funds. Loan proceeds may continue to be used on an "as needed" basis to fund all other approved line items. As of December 31, 1995, the principal balance of the loan was $16,483,152 plus interest payable of $124,036 for a total balance of $16,607,188.

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

(c) Narrative Description of Business. The Partnership's sole business is the ownership and operation of the Project. The Partnership currently intends to hold the Project until such time as the General Partner, pursuant to the terms of the Partnership Agreement, deems it prudent to sell the Project. The principal objectives of the Partnership, in no particular order of priority, are to:

		 (i)	provide long-term capital appreciation;

                (ii) provide cash distributions from operation following lease-up of the Project subsequent to the repayment of the Financing; and

		(iii)	preserve and protect Partnership capital.

There can be no assurance that the Partnership will achieve its objectives.

The Partnership has no employees. CB Commercial Real Estate Group Inc. ("CB Commercial") provides full-time property management services with respect to the Project, and Rostenberg-Doern & Company serves as the Project's exclusive leasing agent.


ITEM 2.  Properties

The Land has been developed with two architecturally integrated, 11-story, multi-tenant office buildings (comprised of four levels of parking and seven levels of office space), one of which contains approximately 192,939 square feet of rentable floor space (the "North Tower"), and the other of which contains approximately 132,477 square feet of rentable floor space (the "South Tower"). The Partnership owns no real property other than the Land and the Buildings. A 3,000 square foot cafeteria available for the use of all tenants was completed in December 1990 on the 5th floor of the North Tower.

The Partnership entered into a lease with Citicorp POS Information Services, Inc. ("Citicorp POS") which became effective on May 15, 1990 (the "Original Lease") for approximately 136,000 rentable square feet in the Project's North Tower. On June 28, 1995, the Partnership executed the First Amendment (the "Citicorp Lease Extension") to the Original Lease with Citicorp North America, Inc. ("Citicorp"). For information regarding the lease with Citicorp and the Citicorp Lease Extension, refer to Note 5 "Lease Agreement with Citicorp Information Services" of the Notes to the Financial Statements contained in
Item 8 of this report. Occupancy at the Project was 49% as of December 31, 1995, as compared to 46% at December 31, 1994. In addition to Citicorp, there are five other tenants occupying space in the Project. Four of these tenants occupy approximately 21,800 square feet of office space. The fourth tenant occupies approximately 500 square feet of retail space.

On October 18, 1995, the Partnership executed a 10-year, three-month lease with Consolidated Hydro, Inc. ("Consolidated Hydro") for approximately 8,600 square feet in the Project's South Tower. Consolidated Hydro, the first tenant in the South Tower, took occupancy in the Project upon the completion of its tenant improvements in late December 1995.

Subsequent to December 31, 1995, the Partnership signed a 10-year lease with Cardmember Publishing Corp. ("Cardmember Publishing") for approximately 18,650 square feet in the Project's South Tower. Cardmember Publishing took occupancy on March 15, 1996 which increases the Project's occupancy to approximately 54%.

According to leasing reports prepared by CB Commercial, the total office inventory available for lease in Stamford, Connecticut was approximately 2,447,100 square feet at December 31, 1995. This represents a decline from the prior year and reflects absorption of approximately 143,600 square feet. The Stamford market remained relatively stable as reflected by the vacancy rate which declined slightly from 19.9% at year-end 1994 to 16.6% at the end of 1995. As of December 31, 1995, the average asking gross rental rate for class A office space in Stamford was approximately $21.50 per square foot. The increase in leasing activity is beginning to reduce the availability of class A space in Stamford and the surrounding areas and may lead to a slight increase in rental rates during 1996.

One of the most significant developments in Stamford during 1994 was the announcement that Swiss Bank Corporation ("Swiss Bank") would be constructing a 20-story North American headquarters building directly across the street from the Project. Construction commenced in January 1996 and is expected to take several years to complete. Swiss Bank's commitment is an indication of the continuing interest of major corporations in Stamford as an alternative to New York. Swiss Bank's plans call for the relocation of approximately 1,200 employees from its current Manhattan location to Stamford by late 1997 or early 1998.


ITEM 3.  Legal Proceedings

In early 1993, the Partnership received the decision of a five-member arbitration board impaneled to determine numerous disputes between and among the Partnership, the Developer and Gilbane arising from the development and construction of the Project. In their decision, the arbitrators awarded the Partnership approximately $8.1 million in damages and costs on its claims against the Developer and awarded the Developer no amounts on its claims against the Partnership. The arbitrators also awarded Gilbane approximately $2.6 million in damages and costs on its claims against the Developer and ordered that the Developer hold the Partnership harmless with respect to any mechanics liens filed against the Partnership's property in connection with the Project. The Partnership has obtained a judgment in New York for the full amount of the arbitration award against Edlar and Edward Feldman, pursuant to the Guaranty.

However, the General Partner's preliminary investigation indicates that the Developer has no significant assets from which the Partnership's arbitration award could be satisfied. Moreover, Mr. Feldman has advised the Partnership that he has no significant liquid assets from which to satisfy the judgment against him, and that he has outstanding debts to other creditors in the approximate amount of $53,000,000. Mr. Feldman has proposed that his creditors, including the Partnership, enter into a non-judicial workout arrangement whereby his debts might be partially satisfied in the event that his real estate investments appreciate in value in future years. Currently, those investments appear to be over-leveraged and without significant market value. The Partnership along with Mr. Feldman's other creditors are in the process of evaluating and potentially proposing alternatives to Mr. Feldman's proposal. Berkshire Bank, one of Mr. Feldman's creditors, has thus far not participated in this process.

On February 1, 1991, Gilbane filed a mechanic's lien against the Project in the sum of $4,583,481. This amount was subsequently reduced to $2,650,018 at the request of the Partnership. On August 9, 1991, Gilbane commenced an action entitled Gilbane Building Co. v. Stamford Towers Limited Partnership, et. al., in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford (the "Gilbane Action"). The defendants include the Partnership. Gilbane alleges breach of various contracts and unfair trade practices and seeks foreclosure of its mechanic's lien, approximately $2.65 million in monetary damages, interest, costs, attorneys' fees, punitive damages, possession of the Project, and the appointment of a receiver.

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

The Partnership, Gilbane and Moliterno (collectively, the "Parties") participated in the trial of the Gilbane Action over the course of approximately 20 trial days in late 1995. The evidentiary portion of the trial was completed with the exception of what is expected to be one final day of trial currently expected to occur early in the second quarter of 1996. It is anticipated that the court at that time will order a post-trial briefing schedule. A decision from the trial court, therefore, is currently not expected until, at the earliest, late in the second quarter of 1996. While the Partnership believes it has meritorious defenses and counterclaims against each claim, pursuant to the provisions of Statement of Position 94-6, which became effective with financial statements issued for fiscal years ending on or after December 15, 1995, the Partnership is required to disclose that the ultimate resolution of the matter, which is expected to occur within one year, could result in a loss of approximately $2.8 million. The Partnership has made no accrual for potential losses related to this litigation as of December 31, 1995.


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

(b)  Holders. As of December 31, 1995, there were 8,842 Unit Holders.

(c) Distribution of Net Cash Flow. For information regarding the Partnership's policy with respect to distribution of net cash flow, refer to Note 3 "The Partnership Agreement" of the Notes to the Financial Statements contained in Item 8 of this report.

ITEM 6.  Selected Financial Data

Set forth below is the selected financial data for the referenced periods.

	                       For the years ended December 31,

                   1995         1994         1993         1992         1991

Rental
Income      $ 2,947,857  $ 2,486,730  $ 2,392,211  $ 2,359,242  $ 2,200,820

Interest
Income          319,278      192,911      182,101      259,422      489,484

Net
Loss         (3,017,904)  (3,711,936)  (4,387,694)  (4,180,101)  (5,001,682)

Net Loss
per Unit(1)        (.38)        (.47)        (.56)        (.53)        (.63)

Total
Assets       69,670,348   70,989,125   74,328,520   76,917,606   79,778,759

Revolving
loan
payable      16,483,152   15,407,772   14,951,320   13,312,685   11,465,501

Cash
Distributions
per Unit            -0-          -0-          -0-          -0-          -0-

(1) Based upon the weighted average number of Units (7,826,300) outstanding at year end.

ITEM 7.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

Liquidity and Capital Resources

Initially, the principal source of the Partnership's liquidity was the proceeds from the offering of Units which was completed in March 1988 and totaled $78,263,000. After paying offering expenses and syndication costs of the Partnership and establishing a working capital reserve, the Partnership had approximately $71,808,474 available to invest in the acquisition of the Land and the construction, lease-up and operation of the Buildings. On July 30, 1987, the Partnership acquired the Land for $14,714,483. As of December 31, 1995, $59,515,928 had been invested in the construction of the Buildings and tenant improvements.

The Partnership is currently preserving its funds to lease and operate the Project. Through December 31, 1995, the Partnership's sources of liquidity have been net proceeds from the public offering of the Units, rental payments under the terms of the leases discussed in Item 2, proceeds from the Financing discussed in Item 1 and Note 7, "Mortgage Note Payable", of the Notes to the Financial Statements contained in Item 8 of this report, and interest earned on the Partnership's cash balance.

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

In order to fund cost overruns, operating deficits and leasing commissions to date, the Partnership obtained a $25 million, seven-year, revolving loan payable from People's in July 1990. On February 17, 1994, the Partnership entered into the Loan Modification with People's which: (i) reduced the interest rate on the loan from 11.5% to 7.43% commencing February 1, 1994 and continuing until the first adjustment date on July 19, 1995, at which time the interest rate was reset to 9.03%; (ii) reduced the principal balance of the loan from $25 million to $24,449,795; and (iii) eliminated the interest reserve line item. Another provision of the Financing was that when occupancy at the Property reached 50% or greater, the interest rate on the loan would be reduced by 25 basis points. The Cardmember Publishing lease in the South Tower commenced on March 15, 1996 which brought the Project's occupancy to approximately 54%. Payments of interest are due monthly in arrears and are required to be paid from the Partnership's own funds. Loan proceeds may continue to be used on an "as needed" basis to fund all other approved line items. The $1,075,380 increase in principal from December 31, 1994 was attributable to funds drawn to pay for costs associated with the Citicorp Lease Extension.

Cash and cash equivalents totaled $5,873,982 and $5,768,902 at December 31, 1995 and 1994, respectively. The increase was primarily due to cash provided by borrowings under the revolving note payable, partially offset by net cash used for operating activities and additions to real estate.

As of December 31, 1995, the Partnership had deferred rent receivable of $1,855,670, compared with $2,381,869 at December 31, 1994. Deferred rent receivable represents rental income which is recognized on a straight-line basis over the non-cancelable terms of the tenants' leases which will not be received until later periods.

Prepaid expenses increased from $320,021 at December 31, 1994 to $1,399,363 at December 31, 1995. The increase is attributable to the paying of leasing commissions related to the Citicorp Lease Extension and Consolidated Hydro lease, partially offset by the continued amortization of insurance premiums and leasing commissions.

Accounts payable and accrued expenses increased from $857,084 at December 31, 1994 to $1,464,994 at December 31, 1995. The increase is primarily attributable to prepaid rental payments made by Citicorp. The increase is also due to accrued invoices relating to Consolidated Hydro's tenant improvements.

The Partnership has made no cash distributions to date. See Item 1 for a discussion of the adverse impact which the placement of the Financing on the Project will have on the amount and the timing of any distributions of cash flow to Unit Holders in the future.

On February 16, 1996, based upon, among other things, the advice of Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partner adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partner may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partner. In determining the amount of the distribution, the General Partner may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner, and no partner will be entitled to receive any distribution, until the General Partner has declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a Form 8-K disclosing this resolution on February 29, 1996.


Results of Operations

1995 vs. 1994
The Partnership incurred a net loss of $3,017,904 for the year ended December 31, 1995 compared with a net loss of $3,711,936 for the year ended December 31, 1994. The reduction in the net loss is primarily the result of increases in rental income due to the Citicorp Lease Extension and, to a lesser extent, an increase in interest income.

Rental income totaled $2,947,857 in 1995, up 19% from 1994, primarily due to a rent step-up in 1995 and a reduction in the amortization of deferred rent relating to the Citicorp Lease Extension. Other income increased from $293,767 in 1994 to $331,828 in 1995, reflecting an increase in tenant reimbursements for HVAC improvements for Citicorp and, to a lesser extent, income received from the rental of storage space to Citicorp. Partially offsetting these increases was a reduction in tenant reimbursements for electricity costs, resulting primarily from a reduction in the number of employees occupying the Citicorp space. Interest income for the year ended December 31, 1995 was $319,278 as compared to $192,911 for the year ended December 31, 1994. The increase is the result of an increase in the Partnership's average cash balance due to a drawdown on the first mortgage loan in July 1995, as well as an increase in the interest rate earned on the balance.

Total expenses for the year ended December 31, 1995 were $6,616,867 compared with $6,685,344 in 1994. Depreciation and amortization for the year ended December 31, 1995 was $2,446,866 compared to $2,912,878 in 1994. The decline in depreciation and amortization is attributable to the Citicorp Lease Extension which extended the length of Citicorp's lease and the corresponding asset life of the tenant improvements. As a result, the annual depreciation expense was reduced. Property operating expenses decreased to $2,308,093 from $2,313,161 in 1994, primarily due to lower real estate taxes, advertising and promotion expenses. Real estate taxes were reduced as a result of a reduction in the City of Stamford's real estate tax rate and a reduction in the assessed value of the South Tower, partially offset by a slight increase in the assessed value of the North Tower. Although the Partnership is contesting the assessed values of the North and South Towers, there are no assurances that the Partnership will be successful in obtaining a further reduction in the Project's real estate taxes. Partially offsetting these reductions was an increase in construction costs related to HVAC improvements for Citicorp. These expenses were reimbursed to the Partnership by Citicorp and are reflected under other income. Interest expense relating to the revolving loan payable increased to $1,289,309 in 1995 from $1,188,986 in 1994. Interest expense increased due to the additional borrowings and an increase in the interest rate discussed above. Professional fees totaled $434,597 in 1995 compared with $146,489 in 1994. The increase is attributable to legal and engineering consulting fees associated with the Gilbane mediation, and to a lesser extent, an increase in legal fees associated with new leases.

1994 vs. 1993
The Partnership incurred a net loss of $3,711,936 for the year ended December 31, 1994 compared with a net loss of $4,387,694 for the year ended December 31, 1993. The reduction in the net loss is primarily the result of increases in rental and other income, as well as decreases in interest expense and professional fees.

Rental income totaled $2,486,730 in 1994, up 4% from 1993, due to rental income received from the signing of two leases representing 4,150 square feet in July and November 1993. Other income increased from $224,612 in 1993 to $293,767 in 1994, reflecting an increase in tenant reimbursements for electricity and other building costs, as well as income generated from cafeteria operations at the Property.

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

Set forth below are the names, positions and offices held, and a brief account of the business experience during the past five years of each Director and Executive Officer of the General Partner and the Assignor Limited Partner as of December 31, 1995. Each such officer and director holds a similar position in the General Partner and the Assignor Limited Partner.

Name                             Office

Regina M. Hertl                  President
Rocco F. Andriola                Vice President, Director
                                 and Chief Financial Officer
Jeffrey C. Carter                Vice President
Roy W. Pollitt                   Vice President

Regina M. Hertl, 37, is a First Vice President of Lehman Brothers in its Diversified Asset Group and is responsible for the investment management of commercial and residential real estate, and a venture capital portfolio. From January 1988 through December 1988, Ms. Hertl was Vice President of the Real Estate Accounting Group within the Controller's Department of Shearson Lehman Brothers. From September 1986 through December 1987, she was an Assistant Vice President responsible for real estate accounting analysis within the Controller's Department at Shearson. From September 1981 to September 1986, Ms. Hertl was employed by the accounting firm of Coopers & Lybrand. Ms. Hertl, who is a Certified Public Accountant, graduated from Manhattan College in 1981 with a B.S. degree in Accounting.

Rocco F. Andriola, 37, is a Senior Vice President of Lehman Brothers in its Diversified Asset Group. Since joining Lehman Brothers in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From 1986-89, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman Brothers, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. degree from Fordham University, a J.D. degree from New York University School of Law, and an LL.M degree in Corporate Law from New York University's Graduate School of Law.

Jeffrey C. Carter, 50, is a Senior Vice President of Lehman Brothers in the Diversified Asset Group. Mr. Carter joined Lehman Brothers in September 1988. From 1972 to 1988, Mr. Carter held various positions with Helmsley-Spear Hospitality Services, Inc. and Stephen W. Brener Associates, Inc. including Director of Consulting Services at both firms. From 1982 through 1987, Mr. Carter was President of Keystone Hospitality Services, an independent hotel consulting and brokerage company. Mr. Carter received his B.S. degree in Hotel Administration from Cornell University and an M.B.A. degree from Columbia University.

Roy W. Pollitt, 24, is an Associate of Lehman Brothers and is responsible for the management of various commercial real estate transactions in the Diversified Asset Group. Mr. Pollitt joined Lehman Brothers in November 1995. Prior to that, Mr. Pollitt had attained Senior status with Arthur Andersen L.L.P. in the Real Estate Services Group, where he had been employed since May 1992. Mr. Pollitt is a candidate to become a Certified Public Accountant and earned a B.A. degree in Accounting from the Hagan School of Business at Iona College in May 1993.

ITEM 11.  Executive Compensation

The Directors and Officers of the General Partner and the Assignor Limited Partner do not receive any salaries or other compensation from the Partnership or the Assignor Limited Partner.

The General Partner is entitled to varying percentages of Net Cash Flow distributed in any fiscal year and to varying percentages of the Net Proceeds of capital transactions. See Note 3 "The Partnership Agreement" of the Notes to the Financial Statements in Item 8 of this report for a description of such arrangements.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

As of December 31, 1995, the only entity known by the Partnership to be the beneficial owner of more than five percent of the Units was Chrysler Master Pension Trust, U/A/D 5/28/56, 12,000 Chrysler Drive, Highland Park, Michigan, which was the beneficial owner of 450,000 Units or approximately 5.74% of the total outstanding Units.

As of December 31, 1995, neither the General Partner nor any of its officers or directors held any Units.


ITEM 13.  Certain Relationships and Related Transactions

The General Partner or its affiliates earned fees and compensation in connection with the syndication, acquisition, and organization services rendered to the Partnership. As of December 31, 1995, $127,921 remained unpaid.

Under the terms of the Partnership Agreement, the General Partner and certain affiliates may be reimbursed by the Partnership for certain operational expenses, including but not limited to audit, appraisal, legal and tax preparation fees as well as costs of data processing. First Data Investor Services Group provides partnership accounting and investor relations services for the Registrant. Prior to May 1993, these services were provided by an affiliate of the General Partner. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation. Both First Data Investor Services Group and Service Data Corporation are unaffiliated
companies.   For the amounts paid to affiliates for the three years ended
December 31, 1995, 1994, and 1993, see Note 4 "Transactions with Related Parties" of the Notes to the Financial Statements included in Item 8 of this report.


                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) Financial Statements and Schedules.
                                                                Page
                                                                ----
Report of Independent Auditors                                  F-1

Balance Sheets at December 31, 1995 and 1994                    F-2

Statements of Partners Capital (Deficit) for the years ended
December 31, 1995, 1994 and 1993                                F-2

Statements of Operations for the years ended
December 31, 1995, 1994 and 1993                                F-3

Statements of Cash Flows for the years ended December 31,
1995, 1994 and 1993                                             F-4

Notes to the Financial Statements                               F-5

Schedule III - Real Estate and Accumulated Depreciation         F-10

No other schedules are presented because the information is not applicable or is included in the Financial Statements or the notes thereto.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1995.

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

        27.     Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:   March 29, 1996
                                STAMFORD TOWERS LIMITED PARTNERSHIP

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


                                STAMFORD TOWERS, INC. and
                                STAMFORD TOWERS DEPOSITARY CORP.
                                General Partner



Date:	March 29, 1996

                                BY:     /S/  Rocco F. Andriola
                                        Rocco F. Andriola
                                        Vice President, Director and
                                        Chief Financial Officer

Date:  March 29, 1996

                                BY:    /S/  Regina Hertl
                                       Regina Hertl
                                       President


                         REPORT OF INDEPENDENT AUDITORS

General and Limited Partners
Stamford Towers Limited Partnership

We have audited the accompanying balance sheets of Stamford Towers Limited Partnership as of December 31, 1995 and 1994, and the related statements of operations, partners' capital (deficit), and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above, present fairly, in all material respects, the financial position of Stamford Towers Limited Partnership at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                               ERNST & YOUNG LLP

Boston, Massachusetts
January 29, 1996
except for Note 1, as to which the date is February 16, 1996



Balance Sheets
December 31, 1995 and 1994

Assets                                             1995           1994

Real estate investments, at cost:
        Land                                    $  14,714,483   $ 14,714,483
        Buildings and improvements                 52,729,013     52,537,022
        Tenant improvements                         6,786,915      6,618,562
        Furniture, fixtures and equipment             372,541        372,541

                                                   74,602,952     74,242,608
        Less accumulated depreciation             (14,405,825)   (12,226,266)

                                                   60,197,127     62,016,342


Cash and cash equivalents                           5,873,982      5,768,902
Restricted cash                                        91,458         89,294

                                                    5,965,440      5,858,196

Accounts receivable                                    71,052        103,201
Deferred rent receivable                            1,855,670      2,381,869
Deferred charges, net of accumulated
  amortization of $573,387 in 1995 and $445,587
  in 1994                                             181,696        309,496
Prepaid expenses, net of accumulated
  amortization of $775,742 in 1995 and $636,235
  in 1994                                           1,399,363        320,021

          Total Assets                          $  69,670,348   $ 70,989,125


Liabilities and Partners' Capital

Liabilities:
        Accounts payable and accrued expenses   $   1,464,994   $     857,084
        Interest payable                              124,036          95,400
        Due to affiliates                             146,292         159,091
        Revolving loan payable                     16,483,152      15,407,772

          Total Liabilities                        18,218,474      16,519,347

Partners' Capital (Deficit):
        General Partner                              (203,466)       (173,287)
        Limited Partners                           51,655,340      54,643,065

          Total Partners' Capital                  51,451,874      54,469,778

          Total Liabilities and Partners'
            Capital                             $  69,670,348   $  70,989,125



Statements of Partners' Capital (Deficit)
For the years ended December 31, 1995, 1994 and 1993

                                        General     Limited
                                        Partner     Partners        Total

Balance at December 31, 1992         $  (92,291) $ 62,661,699  $ 62,569,408
Net loss                                (43,877)   (4,343,817)   (4,387,694)

Balance at December 31, 1993           (136,168)   58,317,882    58,181,714
Net loss                                (37,119)   (3,674,817)   (3,711,936)

Balance at December 31, 1994           (173,287)   54,643,065    54,469,778
Net loss                                (30,179)   (2,987,725)   (3,017,904)

Balance at December 31, 1995         $ (203,466) $ 51,655,340  $ 51,451,874



Statements of Operations
For the years ended December 31, 1995, 1994 and 1993

Income                                    1995          1994           1993

Rental                            $  2,947,857   $ 2,486,730    $ 2,392,211
Other                                  331,828       293,767        224,612
Interest                               319,278       192,911        182,101

        Total Income                 3,598,963     2,973,408      2,798,924

Expenses

Depreciation and amortization        2,446,866     2,912,878      2,860,958
Property operating                   2,308,093     2,313,161      2,380,642
Interest                             1,289,309     1,188,986      1,627,333
Professional fees                      434,597       146,489        188,344
Partnership service fees               104,289        99,724        113,572
General and administrative              33,713        24,106         15,769

        Total Expenses               6,616,867     6,685,344      7,186,618

                Net Loss          $ (3,017,904)  $(3,711,936)   $(4,387,694)

Net Loss Allocated:

To the General Partner            $    (30,179)  $   (37,119)   $   (43,877)
To the Limited Partners             (2,987,725)   (3,674,817)    (4,343,817)

                                  $ (3,017,904)  $(3,711,936)   $(4,387,694)

Per limited partnership unit
        (7,826,300 outstanding)   $       (.38)  $      (.47)   $      (.56)



Statements of Cash Flows
For the years ended December 31, 1995, 1994 and 1993

Cash Flows from Operating Activities:        1995          1994          1993

Net loss                             $ (3,017,904)  $ (3,711,936) $ (4,387,694)
Adjustments to reconcile net loss
to net cash used for operating
activities:
        Depreciation                    2,179,559      2,640,336     2,628,482
        Amortization                      267,307        272,542       232,476
Increase (decrease) in cash arising
from changes in operating assets
and liabilities:
     Restricted cash                       (2,164)        (6,702)       (2,079)
     Accounts receivable                   32,149        (32,231)      (10,355)
     Deferred rent receivable             526,199         26,856      (704,396)
     Deferred charges                          --       (137,622)           --
     Prepaid expenses                  (1,218,849)        (7,791)      (61,729)
     Accounts payable and accrued
     expenses                             452,070        (31,366)      144,701
     Interest payable                      28,636        (47,476)       15,859
     Due to affiliates                    (12,799)        (5,069)         (587)

Net cash used for operating activities   (765,796)    (1,040,459)   (2,145,322)

Cash Flows from Investing Activities:

        Additions to real estate assets  (204,504)      (199,169      (152,409)

Net cash used for investing activities   (204,504)      (199,169)     (152,409)

Cash Flows from Financing Activities:

     Borrowings under the revolving
     loan payable                       1,075,380        456,452     1,638,635

Net cash provided by financing
activities                              1,075,380        456,452     1,638,635

Net increase (decrease) in cash and
cash equivalents                          105,080       (783,176)     (659,096)
Cash and cash equivalents at beginning
of year                                 5,768,902      6,552,078     7,211,174

Cash and cash equivalents at end
of year                              $  5,873,982   $  5,768,902  $  6,552,078


Supplemental Disclosure of Cash Flow Information:

Cash paid for interest               $  1,260,673   $    949,390  $         --


Supplemental Disclosure of Non-Cash Investing Activities:

Tenant improvements funded through
accounts payable                     $    155,840   $         --  $         --



Notes to the Financial Statements
December 31, 1995, 1994 and 1993

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

The general partner of the Partnership is Stamford Towers, Inc. (the "General Partner"), an affiliate of Lehman Brothers Inc. (see below).

Construction of the Buildings commenced in July 1987. However, certificates of occupancy were not received from the City of Stamford until February 6, 1990, representing a substantial delay from the originally scheduled completion date of February 1989. Moreover, during the course of construction, substantial cost overruns were incurred. The Partnership initiated an arbitration proceeding against Edlar, Inc., a Delaware corporation, ("Edlar") in order to establish Edlar's responsibility for certain cost overruns, delays, expenses and liquidated damages in connection with the construction phase of the Project. In January 1993, the arbitrators issued their decision which, in substance, awards the Partnership approximately $8.1 million in damages and costs against Edlar. However, the General Partner's preliminary investigation indicates that Edlar has no significant assets from which the Partnership's arbitration award could be satisfied. Moreover, Edward Feldman, the principal of Edlar, has advised the Partnership that he has no significant, liquid assets from which to satisfy the judgment against him pursuant to his personal guaranty of Edlar's obligation to the Partnership. Mr. Feldman has proposed that his creditors, including the Partnership, enter into a non-judicial workout arrangement whereby his debts might be partially satisfied in the event that his real estate investments appreciate in value in future years. Currently, those investments appear to be over-leveraged and without significant market value. The Partnership is in the process of evaluating Mr. Feldman's proposal. (see Note 9).

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

On February 16, 1996, based upon, among other things, the advice of Partnership counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partner adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partner may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partner. In determining the amount of the distribution, the General Partner may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner and no partner will be entitled to receive any distribution until the General Partner has declared the distribution and established a record date and distribution date for the distribution. The Partnership filed a Form 8-K disclosing this resolution on February 29, 1996.

2. Significant Accounting Policies

Real Estate Investments
Real estate investments, which consist of buildings and improvements, tenant improvements and furniture, fixtures and equipment, are recorded at cost less accumulated depreciation. Cost of the buildings includes the initial purchase price of the property plus closing costs, acquisition and legal fees and capital improvements. Depreciation on the buildings and improvements is computed using the straight-line method based on estimated useful lives of 35 years. Tenant improvements are depreciated by the straight-line method over the terms of the related leases. Furniture, fixtures and equipment are depreciated over their estimated useful lives.

Accounting for Impairment
In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" ("FAS 121"), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The Partnership adopted FAS 121 during the fourth fiscal quarter of 1995. Based on current circumstances, the adoption of FAS 121 had no impact on the financial statements.

Cash Equivalents
Cash equivalents consist of short-term highly liquid investments which have maturities of three months or less from the date of purchase. Substantially all the Partnership's cash balances are invested with an affiliate of the General Partner. The carrying value approximates fair value because of the short maturity of these instruments.

Offering Costs
Offering costs of $6,454,526 are non-amortizable and have been deducted from the Limited Partners' capital.

Deferred Rent Receivable
Deferred rent receivable consists of rental income which is recognized on a straight-line basis over the non-cancelable portion of the leases which will not be received until later periods as a result of rental concessions.

Deferred Charges
Costs incurred in connection with obtaining mortgage financing are included in deferred charges. These costs are amortized over the life of the related mortgage loan.

Leasing Commissions
Leasing commissions included in prepaid expenses are being amortized over the term of the non-cancelable portions of the leases.

Income Taxes
No provision for income taxes has been made in the financial statements since such taxes are the responsibility of the individual partners rather than that of the Partnership.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments
Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" ("FAS 107"), requires that the Partnership disclose the estimated fair values of its financial instruments. Fair values generally represent estimates of amounts at which a financial instrument could be exchanged between willing parties in a current transaction other than in forced liquidation.

Fair value estimates are subjective and are dependent on a number of significant assumptions based on management's judgement regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. In addition, FAS 107 allows a wide range of valuation techniques, therefore, comparisons between entities, however similar, may be difficult.

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

4. Transactions with Related Parties
The General Partner earned fees and compensation in connection with organization, syndication and acquisition services rendered to the Partnership. As of December 31, 1995, $127,921 of these amounts remain accrued and unpaid.

Under the terms of the Partnership Agreement, the Partnership reimburses the General Partner, at cost, for the performance of certain administrative services provided by a third party. For the years ended December 31, 1995, 1994 and 1993, costs of such services were $59,445, $51,044, and $55,375, respectively. At December 31, 1995 and 1994, $17,846 and $31,027, respectively, were due to the General Partner for the performance of these services.

5. Lease Agreement with Citicorp POS Information Services
The Partnership entered into a lease with Citicorp POS Information Services ("Citicorp POS") on May 11, 1990 (the "Original Lease"). Citicorp POS leased approximately 136,000 rentable square feet ("RSF") of the North Tower, representing 41% of the Project. The lease term was for 11 years with the option to cancel after June 1996. Had Citicorp POS elected to exercise the option to cancel, Citicorp POS would have been required to pay a substantial penalty to the Partnership (see below).

In December 1992, Citicorp POS discontinued operations, vacated the space and assigned the Lease Agreement to Citicorp North America, Inc. ("Citicorp"). As of December 1995, substantially all of the space of the North Tower is occupied by Citicorp and its affiliates.

On June 28, 1995, the Partnership executed the First Amendment (the "Citicorp Lease Extension") to the Original Lease between the Partnership and Citicorp. The Citicorp Lease Extension, which was effective July 1, 1995, (i) reduces Citicorp's annual rent from $29.50 to $25 per RSF for the initial three years and to $24 per RSF for the next two years, and (ii) extends the term of the Original Lease for an additional five years, through June 30, 2006, at an annual rental rate of $24 per RSF. In addition, there was no tenant improvement allowance provided by the Partnership to Citicorp in connection with the Citicorp Lease Extension. Although the Original Lease was for an 11-year term, expiring June 30, 2001, Citicorp had the option to terminate the Original Lease as of June 30, 1996 by paying $45 per RSF or approximately $6.1 million to the Partnership on or before June 30, 1995. The Citicorp Lease Extension ensures Citicorp's continued occupancy at the Project through June 30, 2006. As a result of the Citicorp Lease Extension, the Partnership extended the amortization period of the deferred rent relating to the Original Lease through June 30, 2006, effective July 1, 1995. The effect of this change in estimate was an increase in rental income of $774,270 for the year ended December 31, 1995.

During 1995, 1994 and 1993, Citicorp and other tenants, have reimbursed the Partnership for tenant electricity, overtime heating and air conditioning charges and certain other operating expenses, in accordance with their respective lease agreements, in the total amount of $326,963, $288,472, and $220,012, respectively. These amounts have been included in other income on the statement of operations.

6. Future Minimum Lease Rental Payments
Future minimum rental payments (excluding cancellation penalties) to be received under the non-cancelable portion of the existing operating leases as of December 31, 1995 are as follows:

        1996            $   3,814,490
        1997                3,848,816
        1998                3,783,610
        1999                3,686,831
        2000                3,540,927
        Thereafter         19,236,101

                        $  37,910,775


7. Mortgage Note Payable
On July 19, 1990, the Partnership closed a loan with People's Bank ("People's") to provide mortgage financing to the Partnership. As part of this loan, the Partnership paid People's a fee equal to one and one-half percent of the aggregate loan amount. The mortgage note payable (the "Financing") was a $25 million, seven year, non-recourse first mortgage loan with an 11.5% fixed interest rate for the first five years which was set at 3% over the five-year United States treasury security rate at loan closing.

On February 17, 1994, the Partnership entered into modification of the First Mortgage Loan with People's Bank (the "Loan Modification") which: (i) reduced the interest rate from 11.5% to 7.43% for the period February 1, 1994 through the adjustment date on July 19, 1995, at which time the interest rate was reset to 9.03%, (ii) reduced the principal balance of the First Mortgage Loan from $25 million to $24,449,795; and (iii) eliminated the interest reserve line item. Another provision of the Financing was that when occupancy at the Property reached 50% or greater, the interest rate on the loan would be reduced by 25 basis points. Payments of interest are due monthly in arrears and are paid from the Partnership's funds. The remaining First Mortgage Loan proceeds available at December 31, 1995 were $7,966,643 and may continue to be used on an "as needed" basis to fund all other approved line items. Payment of the outstanding principal amount is due at the end of the seven-year term. The loan may be prepaid in whole or in part at any time without penalty. As of December 31, 1995, the principal balance of the loan was $16,483,152 plus interest payable of $124,036 for a total balance of $16,607,188. During 1995, the Partnership drew down on the loan $1,075,380 for leasing commissions associated with the Citicorp Lease Extension. In 1994 the Partnership drew down on the loan $456,452 for capital expenditures and interest expense, and in 1993, $1,638,635 for interest expense only.

Based on the borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of long-term debt approximates its carrying value.

8. Reconciliation of Net Loss to Tax Loss
For the year ended December 31, 1995, net loss reported in the financial statements exceeded the tax loss by $707,321. For the years ended December 31, 1994 and 1993, the tax loss exceeded the net loss reported in the financial statements by $28,358 and $730,926, respectively. These differences are due to the differences between the tax basis and financial statement basis of buildings and improvements and the use of accelerated methods of depreciating real estate for tax purposes as compared to the straight-line method used for financial statement purposes. In addition, rental income is recorded on a straight-line basis over the terms of the leases for financial statement purposes, and is reportable for tax purposes when received or receivable.

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

10. Litigation
On February 1, 1991, Gilbane filed a mechanic's lien against the Project in the sum of $4,583,481. This amount was subsequently reduced to $2,650,018 at the request of the Partnership. On August 9, 1991, Gilbane commenced an action entitled Gilbane Building Co. v. Stamford Towers Limited Partnership, et. al., in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford (the "Gilbane Action"). The defendants include the Partnership. Gilbane alleges breach of various contracts and unfair trade practices and seeks foreclosure of its mechanic's lien, approximately $2.65 million in monetary damages, interest, costs, attorneys' fees, punitive damages, possession of the Project, and the appointment of a receiver.

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

The Partnership, Gilbane and Moliterno (collectively, the "Parties") participated in the trial of the Gilbane Action over the course of approximately 20 trial days in late 1995. The evidentiary portion of the trial was completed with the exception of what is expected to be one final day of trial currently expected to occur early in the second quarter of 1996. It is anticipated that the court at that time will order a post-trial briefing schedule. A decision from the trial court, therefore, is currently not expected until, at the earliest, late in the second quarter of 1996. While the Partnership believes it has meritorious defenses and counterclaims against each claim, pursuant to the provisions of Statement of Position 94-6, which became effective with financial statements issued for fiscal years ending on or after December 15, 1995, the Partnership is required to disclose that the ultimate resolution of the matter, which is expected to occur within one year, could result in a loss of approximately $2.8 million. The Partnership has made no accrual for potential losses related to this litigation as of December 31, 1995.


       STAMFORD TOWERS LIMITED PARTNERSHIP Schedule III - Real Estate and
                            Accumulated Depreciation

                               December 31, 1995


                                                              Cost Capitalized
                                                                    Subsequent
                               Initial Cost to Partnership (A)  To Acquisition



                                                 Buildings and   Buildings and
Description        Encumbrances           Land    Improvements    Improvements

Office Buildings:

North Tower
Stamford, CT       $ 10,320,043   $  8,828,690    $ 31,289,872     $ 7,528,864

South Tower
Stamford, CT          6,163,109      5,885,793      20,859,915         432,896


                   $ 16,483,152   $ 14,714,483    $ 52,149,787     $ 7,961,760




                      STAMFORD TOWERS LIMITED PARTNERSHIP
            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1995




    Gross Amount at Which Carried at Close of Period (B, C)


                                        Buildings and                Accumulated
Description   Retirements         Land   Improvements       Total   Depreciation

Office Buildings:

North Tower
Stamford, CT    $ 133,847  $ 8,828,690  $ 38,684,889 $ 47,513,579   $ 10,844,283

South Tower
Stamford, CT       89,231    5,885,793    21,203,580   27,089,373      3,561,542

                $ 223,078  $14,714,483  $ 59,888,469 $ 74,602,952   $ 14,405,825



                      STAMFORD TOWERS LIMITED PARTNERSHIP
            Schedule III - Real Estate and Accumulated Depreciation

                               December 31, 1995


                                                         Life on which
                                                          Depreciation
                           Date             Date             in Latest
                   Construction     Construction     Income Statements
Description            Complete            Began           is Computed

Office Buildings:

North Tower
Stamford, CT       February 1990    August 1987            5-35 years

South Tower
Stamford, CT       February 1990    August 1987            5-35 years


(A) The initial cost to the Partnership represents the original purchase price of the properties.
(B) For Federal income tax purposes, the aggregate cost of real estate at December 31, 1995 and 1994 is $75,009,915 and $74,649,569,
        respectively.
(C) For Federal income tax purposes, the amount of accumulated depreciation at December 31, 1995 and 1994 is $11,221,111 and $9,267,837,
        respectively.

A reconciliation of the carrying amount of real estate and accumulated depreciation for the years ended December 31, 1995, 1994 and 1993:

Real estate investments:        1995           1994           1993

Beginning of year            $  74,242,608  $  74,043,439  $  73,891,030
Additions                          306,344        199,169        152,409

End of year                  $  74,548,952  $  74,242,608  $  74,043,439

Accumulated Depreciation:

Beginning of year            $  12,226,266  $   9,585,930  $   6,957,448
Depreciation expenses            2,179,559      2,640,336      2,628,482

End of year                  $  14,405,825  $  12,226,266  $   9,585,930