Form 10-Q
period 1996-06-30
STAMFORD TOWERS LIMITED PARTNERSHIP
filed 1996-08-14
CIK 799149

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X             Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 1996

                                       or

                  Transition Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 33-8105


                      STAMFORD TOWERS LIMITED PARTNERSHIP

                                      AND

                        STAMFORD TOWERS DEPOSITARY CORP.
              Exact Name of Registrant as Specified in its Charter


Stamford Towers Limited Partnership
is a Delaware limited partnership                       13-3392080

Stamford Towers Depository Corp.
is a Delaware corporation                               13-3392081


State or Other Jurisdiction of              I.R.S. Employer Identification No.
Incorporation or Organization

3 World Financial Center, 29th Floor,
New York, NY    Attn: Andre Anderson                     10285
Address of Principal Executive Offices                  Zip Code


                                 (212) 526-3237
               Registrant's Telephone Number, Including Area Code





Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes    X    No ____



Balance Sheets                                      At June 30,  At December 31,
                                                          1996             1995
Assets
Real estate, at cost:
  Land                                             $14,714,483      $14,714,483
  Buildings and improvements                        52,844,269       52,729,013
  Tenant improvements                                7,630,124        6,786,915
  Furniture, fixtures and equipment                    293,864          372,541
                                                    75,482,740       74,602,952
  Less accumulated depreciation                    (15,202,662)     (14,405,825)
                                                    60,280,078       60,197,127
Cash and cash equivalents                            5,609,571        5,873,982
Restricted cash                                        337,677           91,458
                                                     5,947,248        5,965,440
Accounts receivable                                     40,459           71,052
Deferred rent receivable                             1,819,185        1,855,670
Deferred charges, net of accumulated amortization
of $637,287 in 1996 and $573,387 in 1995               117,796          181,696
Prepaid expenses, net of accumulated amortization
of $851,699 in 1996 and $775,742 in 1995             1,623,433        1,399,363
        Total Assets                               $69,828,199      $69,670,348
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses             $1,373,590       $1,464,994
  Interest payable                                     123,781          124,036
  Due to affiliates                                    144,562          146,292
  Revolving loan payable                            17,798,761       16,483,152
         Total Liabilities                          19,440,694       18,218,474
Partners' Capital (Deficit):
  General Partner                                     (214,110)        (203,466)
  Limited Partners (7,826,300 units outstanding)    50,601,615       51,655,340
        Total Partners' Capital                     50,387,505       51,451,874
        Total Liabilities and Partners' Capital    $69,828,199      $69,670,348






Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1996

                                        General         Limited
                                        Partner        Partners          Total
Balance at December 31, 1995          $(203,466)    $51,655,340    $51,451,874
Net loss                                (10,644)     (1,053,725)    (1,064,369)
Balance at June 30, 1996              $(214,110)    $50,601,615    $50,387,505



Statements of Operations
                           Three months ended June 30, Six months ended June 30,
                                    1996         1995         1996         1995
Income
Rental                        $1,075,210     $617,347   $1,881,697   $1,232,349
Other                             80,872       28,690      114,974       66,848
Interest                          60,477       77,280      129,655      155,978
        Total income           1,216,559      723,317    2,126,326    1,455,175
Expenses
Property operating               585,201      520,974    1,213,811    1,070,010
Depreciation and amortization    524,353      730,714    1,021,620    1,460,982
Interest                         369,460      286,200      746,360      572,399
Professional fees                 91,928       39,775      140,795       66,576
Partnership service fees          27,915       23,296       49,267       42,944
General and administrative         7,338        7,766       18,842       16,121
        Total expenses         1,606,195    1,608,725    3,190,695    3,229,032
        Net Loss               $(389,636)   $(885,408) $(1,064,369) $(1,773,857)
Net Loss Allocated:
To the General Partner           $(3,896)     $(8,855)    $(10,644)    $(17,739)
To the Limited Partners         (385,740)    (876,553)  (1,053,725)  (1,756,118)
                               $(389,636)   $(885,408) $(1,064,369) $(1,773,857)
Per limited partnership unit
(7,826,300 outstanding)            $(.05)       $(.11)       $(.14)       $(.22)




Statements of Cash Flows
For the six  months ended June 30,
                                                              1996         1995
Cash Flows From Operating Activities
Net loss                                               $(1,064,369) $(1,773,857)
Adjustments to reconcile net loss to net cash
provided by (used for) operating activities:
   Depreciation                                            881,763    1,322,588
   Amortization                                            139,857      138,394
   Increase (decrease) in cash arising from changes in
   operating assets and liabilities
       Restricted cash                                    (246,219)      (2,012)
       Accounts receivable                                  30,593       42,704
       Deferred rent receivable                             36,485      412,392
       Prepaid expenses                                   (300,027)      30,577
       Accounts payable and accrued expenses               (91,404)      (6,854)
       Interest payable                                       (255)       -----
       Due to affiliates                                    (1,730)      (7,010)
Net cash provided by (used for) operating activities      (615,306)     156,922

Cash Flows From Investing Activities
Additions to real estate                                  (964,714)    (174,366)
Net cash used for investing activities                    (964,714)    (174,366)

Cash Flows From Financing Activities
Borrowings under the revolving loan payable              1,315,609        -----
Net cash provided by financing activities                1,315,609        -----

Net decrease in cash and cash equivalents                 (264,411)     (17,444)

Cash and cash equivalents, beginning of period           5,873,982    5,768,902
Cash and cash equivalents, end of period                $5,609,571   $5,751,458

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest                  $746,615     $572,399

Supplemental Disclosure of Non-Cash Investing Activities
Write-off of fully depreciated furniture, fixtures and
equipment                                                 $ 84,926    $   -----




Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and 1995, cash flows for the six months ended June 30, 1996 and 1995, and the statement of changes in partners'capital (deficit) for the six months ended June 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year
1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).



Part I, Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources
The Partnership is currently preserving its funds to lease and operate two parcels of land located in Stamford, Connecticut with two commercial office buildings constructed thereon containing a total of 325,416 RSF (the "Project"). Through June 30, 1996, the Partnership's sources of liquidity have been net proceeds from the public offering of limited partnership units, rental receipts, proceeds from the mortgage loan discussed below and interest earned on the Partnership's cash balance.

In order to meet the Partnership's liquidity requirements during the Project's leasing phase, the Partnership obtained a revolving first mortgage loan from People's Bank ("People's") in July 1990. On February 17, 1994, the Partnership entered into a modification of the loan's terms with People's which, among other things, reduced the principal balance of the loan from $25 million to $24,449,795, and eliminated the interest reserve line item. Payments of interest are due monthly in arrears and are required to be paid from the Partnership's own funds. Loan proceeds may continue to be used on an "as needed" basis to fund all other approved line items. The $1,315,609 increase in principal outstanding from December 31, 1995 to June 30, 1996 was attributable to funds advanced to pay for costs associated with recent leasing activity.

During the second quarter of 1996, the Partnership signed a lease with Learning International, Inc. ("Learning") for 36,720 square feet covering two floors in the South Tower. The terms of the lease require Learning to fund the necessary improvements for the space and related leasing commissions. Learning began paying rent on July 1, 1996. Additionally, Millsport L.L.C., which occupies 8,589 square feet in the North Tower, expanded its leased space by 2,341 square feet during the second quarter, with occupancy on the expansion space to begin late in the third quarter of 1996. As a result of this leasing activity, the Project's overall occupancy increased to 66% as of July 1, 1996.

Cash and cash equivalents totaled $5,609,571 at June 30, 1996, as compared to $5,873,982 at December 31, 1995. The decrease was primarily due to net cash used for operating activities and additions to real estate exceeding cash provided by borrowings under the revolving loan payable.

Restricted cash at June 30, 1996 totaled $337,677, as compared to $91,458 at December 31, 1995. The increase is the result of security deposits received by the Partnership in early 1996 from Cardmember Publishing and Consolidated Hydro, Inc., a tenant that signed a lease for approximately 8,600 square feet in the South Tower in October 1995.

As of June 30, 1996, the Partnership had deferred rent receivable of $1,819,185, compared with $1,855,670 at December 31, 1995.
Deferred rent receivable represents rental income that is recognized on a straight-line basis over the non-cancelable term of the tenants' leases which will not be received until later periods. The decrease is primarily associated with rental concessions related to the lease with Citicorp North America, Inc., offset by new lease activity in the South Tower.

Prepaid expenses increased from $1,399,363 at December 31, 1995 to $1,623,433 at June 30, 1996. The increase is attributable to the payment of leasing commissions related to the Cardmember Publishing lease and the costs associated with the Citicorp lease amendment, and the prepayment of the 1996-97 insurance premium.

Accounts payable and accrued expenses decreased from $1,464,994 at December 31, 1995 to $1,373,590 at June 30, 1996. The
decrease is primarily attributable to the application of prepaid rental payments made by Citicorp. The decrease is also due to the payment of invoices relating to Consolidated Hydro Inc.'s tenant improvements.




Results of Operations
The Partnership incurred net losses of $389,636 and $1,064,369, respectively, for the three and six months ended June 30, 1996, as compared with net losses of $885,408 and $1,773,857, respectively, for the corresponding periods in 1995. The reduction in the net loss is primarily the result of increased occupancy at the Project.

Rental income totaled $1,075,210 and $1,881,697, respectively, for the three and six months ended June 30, 1996, as compared to $617,347 and $1,232,349, respectively, for the corresponding periods in 1995. The increase is primarily due to a reduction in the amortization of deferred rent relating to an extension of Citicorp North America Inc.'s lease in June 1995
(the "Citicorp Lease Extension") and the addition of two new tenants totaling 27,262 rentable square feet in the South Tower.

Property operating expenses increased to $585,201 and $1,213,811, respectively, for the three and six months ended June 30, 1996 from $520,974 and $1,070,010, respectively, for the corresponding periods in 1995. The increase is primarily due to Cardmember Publishing and Consolidated Hydro Inc. taking occupancy in the South Tower and resulting increases in utilities, cleaning and security costs, and an increase in repairs and maintenance expense from increased usage of the Project by the larger tenant base. Depreciation and amortization for the three and six months ended June 30, 1996 was $524,353 and $1,021,620 respectively, as compared to $730,714 and $1,460,982 for the corresponding periods in 1995. The decline in depreciation and amortization is attributable to the Citicorp Lease Extension that extended the length of Citicorp's lease and the corresponding asset life of the tenant improvements. Interest expense relating to the revolving loan payable increased to $369,460 and $746,360, respectively, for the three and six months ended June 30, 1996 from $286,200 and $572,399, respectively, for the corresponding periods in 1995. Interest expense increased due to the additional borrowings and an increase in the interest rate from 7.43% during the 1995 period to 9.03% during the 1996 period. Professional fees totaled $91,928 and $140,795, respectively, for the three and six months ended June 30, 1996, as compared with $39,775 and $66,576 for the same periods in 1995. The increase is primarily attributable to engineering consulting fees associated with the Gilbane litigation (See Part II, Item 1) and, to a lesser extent, legal costs associated with the recent leasing activity.



Part II        Other Information

Items 1        Legal proceedings.

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

               On December 31, 1990, a subcontractor of the Project, Moliterno Stone Sales, Inc. ("Moliterno"), filed a mechanic's lien against the Property in the sum of $155,936. On December 11, 1991, Moliterno filed a cross-claim against the Partnership in the Gilbane Action. Moliterno seeks foreclosure on its mechanic's lien, monetary damages, and possession of the Project. An application to discharge Moliterno's mechanic's lien was filed by the Partnership on April 30, 1993. On September 1, 1995, the Partnership filed its answer, special defenses and counterclaims to Moliterno's cross-claim, alleging that Moliterno was negligent, breached its contract and an implied warranty, and engaged in unfair trade practices in performing its work on the Project.

               The Partnership, Gilbane and Moliterno
               (collectively, the "Parties"), participated in the trial of the Gilbane Action over the course of approximately 20 trial days in late 1995. A final trial day was held and the evidentiary portion of the trial was completed on April 30, 1996. At that time, the court ordered the parties to file initial post-trial briefs within three weeks. Subsequently, Gilbane requested two extensions of this deadline. The parties exchanged post trial briefs on June 14, 1996, followed by reply briefs on July 26, 1996. Under the court's current order, all submissions to the court are now complete. A decision from the trial court, therefore, is currently not expected until, at the earliest, late in the third quarter of 1996.
               While the Partnership believes it has meritorious defenses and counterclaims against each claim, pursuant to the provisions of Statement of Position 94-6, which became effective with financial statements issued for fiscal years ending on or after December 15, 1995, the Partnership is required to disclose that the ultimate resolution of the matter, which is expected to occur within one year, could result in a loss of approximately $2.8 million. The Partnership has made no accrual for potential losses related to this litigation as of June 30, 1996.

Items 2-5      Not applicable.





Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1996.






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



                      STAMFORD TOWERS LIMITED PARTNERSHIP

                               BY:  STAMFORD TOWERS, INC.
                                    General Partner



Date:     August 13, 1996      BY:  /s/ Rocco F. Andriola
                               Name:    Rocco F. Andriola
                               Title:   Director, Vice President
                                        and Chief Financial Officer


Date:     August 13, 1996      BY:  /s/ Regina M. Hertl
                               Name:    Regina M. Hertl
                               Title:   President and
                                        Chief Financial Officer