Form 10-Q
period 1996-09-30
STAMFORD TOWERS LIMITED PARTNERSHIP
filed 1996-11-14
CIK 799149

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
    X              Quarterly Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

                                       or

                  Transition Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 33-8105


                      STAMFORD TOWERS LIMITED PARTNERSHIP

                                      AND

                        STAMFORD TOWERS DEPOSITARY CORP.
              Exact Name of Registrant as Specified in its Charter

Stamford Towers Limited Partnership
is a Delaware limited partnership                      13-3392080

Stamford Towers Depository Corp.
is a Delaware corporation                              13-3392081
State or Other Jurisdiction of             I.R.S. Employer Identification
Incorporation or Organization

3 World Financial Center, 29th Floor,                    10285
New York, NY    Attn: Andre Anderson                   Zip Code
  Address of Principal Executive Offices



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
                       Yes    X    No ____


Balance Sheets                                  At September 30, At December 31,
                                                           1996            1995
Assets
Real estate, at cost:
  Land                                              $14,714,483     $14,714,483
  Buildings and improvements                         52,900,982      52,729,013
  Tenant improvements                                 7,770,040       6,786,915
  Furniture, fixtures and equipment                     293,864         372,541
                                                     75,679,369      74,602,952
  Less accumulated depreciation                     (15,652,252)    (14,405,825)
                                                     60,027,117      60,197,127

Cash and cash equivalents                             5,049,293       5,873,982
Restricted cash                                         337,643          91,458
Accounts receivable                                      48,743          71,052
Deferred rent receivable                              1,795,317       1,855,670
Deferred charges, net of accumulated amortization
 of $669,237 in 1996 and $573,387 in 1995                85,846         181,696
Prepaid expenses, net of accumulated amortization
 of $893,131 in 1996 and $775,742 in 1995             1,847,894       1,399,363
        Total Assets                                $69,191,853     $69,670,348
Liabilities and Partners' Capital
Liabilities:
  Accounts payable and accrued expenses              $1,315,563      $1,464,994
  Interest payable                                      131,073         124,036
  Due to affiliates                                     147,958         146,292
  Revolving loan payable                             17,798,291      16,483,152
         Total Liabilities                           19,392,885      18,218,474
Partners' Capital (Deficit):
  General Partner                                      (219,995)       (203,466)
  Limited Partners (7,826,300 units outstanding)     50,018,963      51,655,340
        Total Partners' Capital                      49,798,968      51,451,874
        Total Liabilities and Partners' Capital     $69,191,853     $69,670,348








Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1996
                                       General         Limited
                                       Partner        Partners          Total
Balance at December 31, 1995         $(203,466)    $51,655,340    $51,451,874
Net loss                               (16,529)     (1,636,377)    (1,652,906)
Balance at September 30, 1996        $(219,995     $50,018,963    $49,798,968











Statements of Operations
                                   Three months ended        Nine months ended
                                     September 30,             September 30,
                                   1996         1995         1996         1995
Income
Rental                         $995,276   $1,003,491   $2,876,973   $2,235,840
Interest                         67,833       80,052      197,488      236,030
Other                            53,978      189,363      168,952      256,211
        Total Income          1,117,087    1,272,906    3,243,413    2,728,081
Expenses
Property operating              657,837      564,412    1,871,648    1,634,422
Depreciation and amortization   522,972      493,629    1,544,592    1,954,611
Interest                        397,915      344,803    1,144,275      917,202
Professional fees                84,346       87,810      225,141      154,386
Partnership service fees         33,690       32,448       82,957       75,392
General and administrative        8,864       11,783       27,706       27,904
        Total Expenses        1,705,624    1,534,885    4,896,319    4,763,917
        Net Loss              $(588,537)   $(261,979) $(1,652,906) $(2,035,836)
Net Loss Allocated:
To the General Partner          $(5,885)     $(2,619)    $(16,529)    $(20,358)
To the Limited Partners        (582,652)    (259,360)  (1,636,377)  (2,015,478)
                              $(588,537)   $(261,979) $(1,652,906) $(2,035,836)
Per limited partnership unit
(7,826,300 outstanding)           $(.07)       $(.03)       $(.21)       $(.26)








Statements of Cash Flows
For the nine months ended September 30,                       1996         1995
Cash Flows From Operating Activities:
Net loss                                               $(1,652,906) $(2,035,836)
Adjustments to reconcile net loss to net cash
used for operating activities:
   Depreciation                                          1,331,353    1,752,217
   Amortization                                            213,239      202,394
   Increase (decrease) in cash arising from changes
   in operating assets and liabilities:
       Restricted cash                                    (246,185)      (2,088)
       Accounts receivable                                  22,309     (116,307)
       Deferred rent receivable                             60,353      469,295
       Prepaid expenses                                   (565,920)  (1,292,220)
       Accounts payable and accrued expenses              (149,431)     459,088
       Interest payable                                      7,037       28,636
       Due to affiliates                                     1,666        4,883
Net cash used for operating activities                    (978,485)    (529,938)

Cash Flows From Investing Activities:
Additions to real estate                                (1,161,343)    (176,460)
Net cash used for investing activities                  (1,161,343)    (176,460)

Cash Flows From Financing Activities:
Borrowings under the revolving loan payable              1,315,139    1,075,380
Net cash provided by financing activities                1,315,139    1,075,380

Net increase (decrease) in cash and cash equivalents      (824,689)     368,982
Cash and cash equivalents, beginning of period           5,873,982    5,768,902
Cash and cash equivalents, end of period                $5,049,293   $6,137,884

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                $1,137,238     $888,566

Supplemental Disclosure of Non-Cash Investing Activities:
Write-off of fully depreciated furniture, fixtures and
equipment                                                 $ 84,926     $      _












Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1995 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1996 and the results of operations for the three and nine months ended September 30, 1996 and 1995, cash flows for the nine months ended September 30, 1996 and 1995, and the statement of partners' capital (deficit) for the nine months ended September 30, 1996. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

No significant events have occurred subsequent to fiscal year
1995, and no material contingencies exist which would require disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).







Part I, Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources
The Partnership is currently preserving its funds to lease and operate two parcels of land located in Stamford, Connecticut with two commercial office buildings constructed thereon containing a total of 325,416 RSF (the "Property"). Through September 30, 1996, the Partnership's sources of liquidity have been net proceeds from the public offering of limited partnership units, rental receipts, proceeds from the mortgage loan discussed below and interest earned on the Partnership's cash balance.

In order to meet the Partnership's liquidity requirements during the Property's leasing phase, the Partnership obtained a revolving first mortgage loan from People's Bank ("People's") in July 1990. On February 17, 1994, the Partnership entered into a modification of the loan's terms with People's which, among other things, reduced the principal balance of the loan from $25 million to $24,449,795, and eliminated the interest reserve line item. Payments of interest are due monthly in arrears and are required to be paid from the Partnership's own funds. Loan proceeds may continue to be used on an "as needed" basis to fund all other approved line items. The $1,315,139 increase in principal outstanding from December 31, 1995 to September 30, 1996 was attributable to funds advanced to pay for costs associated with recent leasing activity.

During the third quarter of 1996, the Partnership signed a lease agreement with Tradition Financial Services, Inc. for 11,605 square feet in the South Tower. The new tenant is scheduled to take occupancy late in the fourth quarter of 1996. The cost of the tenant improvements necessitated by this lease will be funded from drawdowns on the Partnership's revolving loan payable. As a result of this leasing activity, the Property's overall occupancy increased to 70% as of September 30, 1996. In addition to the leasing activity at the Property, the construction of a new management office was completed in August 1996.

The General Partner is currently reviewing the Partnership's options regarding refinancing the Property's outstanding mortgage loan which matures in August 1997.

Cash and cash equivalents totaled $5,049,293 at September 30, 1996, as compared to $5,873,982 at December 31, 1995. The decrease was primarily due to net cash used for operating activities and additions to real estate exceeding cash provided by borrowings under the revolving loan payable.

Restricted cash at September 30, 1996 totaled $337,643, as compared to $91,458 at December 31, 1995. The increase is the result of security deposits received by the Partnership in early
1996 from two tenants in the South Tower.

As of September 30, 1996, the Partnership had deferred rent receivable of $1,795,317, compared with $1,855,670 at December 31, 1995. Deferred rent receivable is rental income that is recognized on a straight-line basis over the non-cancelable term of the tenants' leases which will not be received until later periods. The decrease is primarily due to rental concessions related to the lease with Citicorp North America, Inc. ("Citicorp"), which was partially offset by new leasing activity.

Deferred charges decreased from $181,696 as of December 31, 1995 to $85,846 as of September 30, 1996. The decrease is due to the amortization of capitalized fees related to the modification of the revolving loan agreement with People's. Prepaid expenses increased from $1,399,363 at December 31, 1995 to $1,847,894 at September 30, 1996. The increase is primarily attributable to the payment of leasing commissions relating to the Tradition Financial Services, Inc. and Cardmember Publishing leases, and the costs associated with the extension of Citicorp's lease in June 1995 (the "Citicorp Lease Extension"). The increase is also due to the prepayment of the 1996-97 insurance premium and real estate taxes.

Accounts payable and accrued expenses decreased from $1,464,994 at December 31, 1995 to $1,315,563 at September 30, 1996. The decrease is primarily attributable to the recognition of prepaid rental payments made by Citicorp and the payment of legal fees relating to the Gilbane litigation. The decrease is also due to the payment of invoices relating to Consolidated Hydro Inc.'s tenant improvements which was partially offset by security deposits received from Cardmember Publishing and Consolidated Hydro, Inc.

Results of Operations
For the three-month and nine-month periods ended
September 30, 1996, the Partnership incurred net losses of $588,537 and $1,652,906, respectively, as compared to $261,979 and $2,035,836, respectively, for the corresponding periods in 1995. The larger net loss for the three-month period is primarily attributable to a decrease in other income and higher property operating expenses. The reduction in the net loss for the nine-month period is primarily the result of higher rental income due to the increased occupancy at the Property.

For the nine-month period ended September 30, 1996, the Partnership generated rental income of $2,876,973, as compared to $2,235,840 for the corresponding period in 1995. The increase is primarily due to a reduction in the amortization of deferred rent relating to the Citicorp Lease Extension and the addition of new tenants in the South Tower.

Other income decreased from $189,363 and $256,211, for the three-month and nine-month periods ended September 30, 1995, respectively, to $53,978 and $168,952, respectively, for the corresponding periods in 1996, primarily as a result of Citicorp's reimbursement in the 1995 period for improvements to its leased space.

Property operating expenses increased to $657,837 and $1,871,648, respectively, for the three-month and nine-month periods ended September 30, 1996 from $564,412 and $1,634,422, respectively, for the corresponding periods in 1995. The increase is primarily due to Cardmember Publishing and Consolidated Hydro Inc. taking occupancy in the South Tower and resulting increases in utilities, cleaning and security costs, and repairs and maintenance expenses. Depreciation and amortization for the three-month and nine-month periods ended September 30, 1996 was $522,972 and $1,544,592, respectively, as compared to $493,629 and $1,954,611, respectively, for the corresponding periods in 1995. The decline in depreciation and amortization for the nine-month period is attributable to the Citicorp Lease Extension that extended the length of Citicorp's lease and the corresponding asset life of the tenant improvements. For the three-month and nine-month periods ended September 30, 1996, interest expense relating to the revolving loan payable increased to $397,915 and $1,144,275, respectively, from $344,803 and $917,202, respectively, for the corresponding periods in 1995. Interest expense increased due to additional borrowings relating to leasing activity and an increase in average interest rates during the 1996 periods as compared to the 1995 periods. For the nine-month period ended September 30, 1996, professional fees totaled $225,141, as compared with $154,386 for the same period in 1995. The increase is primarily attributable to legal costs associated with the significant increase in leasing activity.







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

               On December 31, 1990, a subcontractor of the Property, Moliterno Stone Sales, Inc.
               ("Moliterno") filed a mechanic's lien against the Property in the sum of $155,936. On December 11, 1991, Moliterno filed a cross-claim against the Partnership in the Gilbane Action. Moliterno seeks foreclosure on its mechanic's lien, monetary damages, and possession of the Project. An application to discharge Moliterno's mechanic's lien was filed by the Partnership on April 30, 1993. On September 1, 1995, the Partnership filed its answer, special defenses and counterclaims to Moliterno's cross-claim, alleging that Moliterno was negligent, breached its contract and an implied warranty, and engaged in unfair trade practices in performing its work on the Property.

               The Partnership, Gilbane and Moliterno
               (collectively, the "Parties") participated in the trial of the Gilbane Action over the course of approximately 20 trial days in late 1995. A final trial day was held and the evidentiary portion of the trial was completed on April 30, 1996. At that time, the court ordered the parties to file initial post-trial briefs within three weeks. Subsequently, Gilbane requested two extensions of this deadline. The parties exchanged post trial briefs on June 14, 1996, followed by reply briefs on July 26, 1996. Under the court's current order, all submissions to the court are now complete. A decision from the trial court, therefore, is currently not expected until, at the earliest, late in the fourth quarter of 1996. While the Partnership believes it has meritorious defenses and counterclaims against each claim, pursuant to the provisions of Statement of Position 94-6, which became effective with financial statements issued for fiscal years ending on or after December 15, 1995, the Partnership is required to disclose that the ultimate resolution of the matter, which is expected to occur within one year, could result in a loss of approximately $2.8 million. The Partnership has made no accrual for potential losses related to this litigation as of September 30, 1996.

Items 2-5      Not applicable.





Item 6         Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1996.








                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         STAMFORD TOWERS LIMITED PARTNERSHIP

                    BY:  STAMFORD TOWERS, INC.
                         General Partner



Date:  November 13, 1996      BY:  /s/  Regina M. Hertl
                              Name:     Regina M. Hertl
                              Title:    President



Date:  November 13, 1996      BY:  /s/ Rocco F. Andriola
                              Name:    Rocco F. Andriola
                              Title:   Director, Vice President
                                       and Chief Financial Officer