Form 10-K
period 1996-12-31
STAMFORD TOWERS LIMITED PARTNERSHIP
filed 1997-03-28
CIK 799149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

X Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the fiscal year ended December 31, 1996

                                     or

   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
   For the transition period from _________ to __________

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


Attention:  Andre Anderson
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

Documents Incorporated by Reference: Portions of Parts I, II, III, IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1996.


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

The Partnership was formed to acquire, construct, develop, own and operate two parcels of land totaling approximately 3.63 acres located in the central business district of Stamford, Connecticut (the "Land") and two commercial office buildings together with ancillary facilities (the "Buildings") constructed thereon which contain 325,416 net rentable square feet (the Land and the Buildings are collectively referred to as the "Property"). See Item 2.

The Partnership entered into a development agreement dated September 17, 1986 as modified by a modification dated June 5, 1987 (collectively, the "Development Agreement") with an unaffiliated party, Edlar, Inc., a Delaware corporation (the "Developer"), pursuant to which the Developer agreed to convey the Land to the Partnership and construct the Buildings.

Under the terms of the Development Agreement, the Developer was obligated, among other things, to (1) cause substantial completion of the Buildings to occur within 550 days of the commencement of construction (subject to extensions for force majeure work delays and approved change orders), (2) complete construction of the Buildings for a guaranteed maximum cost (including Land and Miscellaneous carrying costs) of $59,384,922 (subject to increases attributable to approved change orders and costs resulting from force majeure work delays) and (3) complete the tenant finish pursuant to a standard work letter for all initial leases entered into prior to the date 550 days after substantial completion of the Buildings, for a guaranteed maximum cost. The Developer, in connection with carrying out its construction obligations under the Development Agreement, entered into a construction management agreement dated May 28, 1987 with Gilbane Building Company ("Gilbane"), a Rhode Island corporation, and assigned a construction supervisor to the Property to work with Gilbane.

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

Construction of the Buildings commenced in July 1987. Certificates of Occupancy were not received from the City of Stamford until February 1990, representing a substantial delay from the originally scheduled completion date of February 1989. Moreover, during the course of the construction, substantial cost overruns were incurred. Because the Developer denied responsibility for the delays and overruns, the Partnership commenced an arbitration in January 1989 to resolve the dispute. In the arbitration, the Partnership contended that the Developer was responsible for all cost overruns (except for the cost of three approved change orders which represented a total cost of less than $20,000) incurred in connection with the construction of the buildings. In addition, the Partnership contended that the Developer was obligated to make certain liquidated damage payments as a result of the unjustified delays in the completion of construction, and that the Developer's failure to make those payments entitled the Partnership to terminate the Developer. The Developer, in turn, filed numerous claims against the Partnership principally designed to establish the Partnership's responsibility for the cost overruns incurred on the Property.

As a result of a ruling by the New York State Supreme Court, the Partnership's arbitration with the Developer was combined with the Developer's separate arbitration with the Property's construction manager, Gilbane. Hearings in the consolidated arbitration commenced in the fall of 1989 and continued periodically until the summer of 1992. On January 27, 1993, the arbitration panel issued its decision, awarding the Partnership approximately $8.1 million in monetary relief and granting certain additional declaratory relief. The arbitrators also decided in favor of Gilbane with respect to its separate dispute with the Developer. See Items 3 and 7 for a discussion of the arbitration award and its significance.

Because of the delays and cost overruns which occurred in the course of construction of the Buildings, funds in addition to those budgeted were required to complete the construction of the Buildings. Furthermore, due to soft market conditions in Stamford, additional funds have been required to fund increases in the Partnership's leasing budget.

Accordingly, on July 19, 1990, the Partnership closed a mortgage loan (the "Financing") with People's Bank ("People's") to provide mortgage financing to the Partnership. The Financing consisted of a $25 million, seven-year, revolving loan payable, secured by a non-recourse first mortgage on the Property. For the specific terms of the Financing, see Note 7 "Mortgage Note Payable" of the Notes to the Financial Statements, included in the Partnership's Annual Report for the year ended December 31, 1996, which is filed as an exhibit under Item 14.

On February 17, 1994, the Partnership entered into a loan modification agreement with People's (the "Loan Modification"). The Loan Modification: (i) reduced the interest rate on the loan from 11.5% to 7.43% commencing February 1, 1994 and continuing until the first adjustment date on July 19, 1995, at which time the interest rate was reset to 9.03%; (ii) reduced the principal balance of the loan from $25 million to $24,449,795; and (iii) eliminated the interest reserve line item. Payments of interest are due monthly in arrears and are required to be paid from the Partnership's own funds. Loan proceeds may continue to be used on an "as needed" basis to fund all other approved line items. As of December 31, 1996, the principal balance of the loan was $17,798,291 plus interest payable of $134,080 for a total balance of $17,932,371. The Partnership is exploring its options with respect to refinancing the Financing which matures in August 1997.

The General Partner, at this time, cannot determine whether or when cash flow from operations will be available for distribution to holders of Units ("Unit Holders").

(b) Financial Information About Industry Segments. The Partnership's sole business is the ownership and operation of the Property. All of the Partnership's revenues, operating profit or loss and assets relate solely to its interest as the owner of the Property.

(c) Narrative Description of Business. The Partnership's sole business is the ownership and operation of the Property. The Partnership currently intends to hold the Property until such time as the General Partner, pursuant to the terms of the Partnership Agreement, deems it prudent to sell the Property. The principal objectives of the Partnership, in no particular order of priority, are to:

     (i)  provide long-term capital appreciation;

    (ii) provide cash distributions from operations following lease-up of the Property subsequent to the repayment of the Financing; and

    (iii) preserve and protect Partnership capital.

There can be no assurance that the Partnership will achieve its objectives.

The Partnership has no employees. Until October 1996, full-time property management services were provided by CB Commercial Real Estate Group Inc. In October 1996, the Partnership changed property management firms to Rostenberg-Doern & Company, which also serves as the Property's exclusive leasing agent. In March 1997, Rostenberg-Doern & Company was acquired by the Edward S. Gordon Co., which is owned by Insignia Financial Group, Inc.


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

Leasing Status
The Partnership entered into a lease with Citicorp POS Information Services, Inc. ("Citicorp POS") which became effective on May 15, 1990 (the "Original Lease") for approximately 136,000 rentable square feet in the Property's North Tower. On June 28, 1995, the Partnership executed the First Amendment (the "Citicorp Lease Extension") to the Original Lease with Citicorp North America, Inc. ("Citicorp"). For information regarding the lease with Citicorp and the Citicorp Lease Extension, refer to Note 5 "Lease Agreement with Citicorp POS Information Services" of the Notes to the Financial Statements, which is filed as an exhibit under Item 14. The Property was 72% leased as of December 31, 1996, as compared to 49% leased at December 31, 1995. In addition to Citicorp, there are nine other tenants leasing space in the Property as of December 31, 1996. Eight of these tenants lease approximately 96,784 square feet of office space. The ninth tenant leases approximately 500 square feet of retail space.

During the first quarter of 1996, the Partnership signed a 10-year lease with MemberWorks (formerly Cardmember Publishing Corp.) for approximately 18,650 square feet in the Property's South Tower. The tenant took occupancy on March 15, 1996. The cost of the tenant improvements necessitated by the lease were funded from drawdowns on the Financing.

During the second quarter of 1996, the Partnership signed a lease with Learning International, Inc. ("Learning") for 36,720 square feet covering two floors in the South Tower. Learning took occupancy on July 1, 1996. The terms of the lease required Learning to fund the necessary improvements for the space and related leasing commissions in exchange for a reduced rental rate. Additionally, Millsport L.L.C., expanded its leased space by 2,341 square feet during the second quarter of 1996 to 10,941 square feet. The tenant occupied the expanded space in the third quarter of 1996.

During the third quarter of 1996, the Partnership signed a lease agreement with Tradition Financial Services, Inc. for 11,605 square feet in the South Tower. The new tenant took occupancy late in the fourth quarter of 1996. The cost of the tenant improvements and leasing commissions necessitated by the lease will be funded from drawdowns on the Partnership's revolving loan payable.

During the fourth quarter of 1996, the Partnership signed a 10-year lease agreement with the Life Extension Institute ("Life Extension") for 5,688 square feet in the North Tower. The tenant is expected to take occupancy early in the second quarter of 1997. The cost of the tenant improvements and leasing commissions necessitated by the lease will be funded from drawdowns on the Financing.

Stamford Market
The Stamford commercial real estate market continued to recover in 1996. As reported by Rostenberg-Doern & Company, the market vacancy rate for commercial office space declined from 12.5% at year-end 1995 to 11.0% at the end of 1996. The average market lease rate for class A office space in Stamford increased to $23.50 per square foot in the fourth quarter of 1996, from $20 per square foot in the fourth quarter of 1995. The improving conditions prompted a rise in new construction proposals for several new office properties. If such construction does in fact occur, and demand does not keep pace with the delivery of any new space to the market, leasing activity and rental rates may be negatively impacted.

One of the most significant developments in Stamford in recent years was the announcement in 1994 that Swiss Bank Corporation ("Swiss Bank") would be constructing a 20-story North American headquarters building directly across the street from the Property. Construction commenced in January 1996 and is expected to be completed in 1998. Swiss Bank's commitment is an indication of the continuing interest of major corporations in Stamford as an alternative to New York. Swiss Bank's plans call for the relocation of approximately 1,200 employees from its current Manhattan location to Stamford upon the completion of the construction.


ITEM 3.  Legal Proceedings

In early 1993, the Partnership received the decision of a five-member arbitration board impaneled to determine numerous disputes between and among the Partnership, the Developer and Gilbane arising from the development and construction of the Property. In their decision, the arbitrators awarded the Partnership approximately $8.1 million in damages and costs on its claims against the Developer and awarded the Developer no amounts on its claims against the Partnership. The arbitrators also awarded Gilbane approximately $2.6 million in damages and costs on its claims against the Developer and ordered that the Developer hold the Partnership harmless with respect to any mechanics liens filed against the Partnership's property in connection with the Property. The Partnership has obtained a judgment in New York for the full amount of the arbitration award against Edlar and Edward Feldman, pursuant to the Guaranty.

However, the General Partner's investigation indicated that the Developer has no significant assets from which the Partnership's arbitration award could be satisfied. Moreover, Mr. Feldman advised the Partnership that he has no significant liquid assets from which to satisfy the judgment against him, and that he has outstanding debts to other creditors in the approximate amount of $53,000,000.

On February 1, 1991, Gilbane filed a mechanic's lien against the Property in the sum of $4,583,481. This amount was subsequently reduced by Gilbane to $2,650,018 at the request of the Partnership. On August 9, 1991, Gilbane commenced an action entitled Gilbane Building Co. v. Stamford Towers Limited Partnership, et. al., in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford (the "Gilbane Action"). The defendants include the Partnership. Gilbane alleges breach of various contracts and unfair trade practices and seeks foreclosure of its mechanic's lien, approximately $2.65 million in monetary damages, interest, costs, attorneys' fees, punitive damages, possession of the Property, and the appointment of a receiver.

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

On December 31, 1990, a subcontractor of the Property, Moliterno Stone Sales, Inc. ("Moliterno") filed a mechanic's lien against the Property in the sum of $155,936. On December 11, 1991, Moliterno filed a cross-claim against the Partnership in the Gilbane Action. Moliterno seeks foreclosure on its mechanic's lien, monetary damages, and possession of the Property. An application to discharge Moliterno's mechanic's lien was filed by the Partnership on April 30, 1993. On September 1, 1995, the Partnership filed its answer, special defenses and counterclaims to Moliterno's cross-claim, alleging that Moliterno was negligent, breached its contract and an implied warranty, and engaged in unfair trade practices in performing its work on the Property.

On November 18, 1996, Judge Ryan of the Connecticut Superior Court (the "Court") entered a final judgment in this proceeding. The judgment awarded Gilbane $770,070 and Moliterno $155,000. All remaining claims, including the Partnership's counterclaims, were dismissed. The Partnership has sufficient cash to pay the amounts awarded which will not have a material impact on the Partnership's financial condition. Although post-judgment motions to alter the judgment were denied by the Court on March 13, 1997, it is anticipated that Gilbane may appeal.


ITEM 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Unit Holders at a meeting or otherwise during the fourth quarter in the year for which this report is filed.



                               PART II


ITEM 5. Market for the Partnership's Limited Partnership Interests and Related Security Holder Matters

(a) Market Price Information. There is no established trading market for the Units. The Partnership originally intended to apply to include the Units on NASDAQ or another quoted securities market upon the completion of the lease-up of the Property. However, an application is not anticipated at this time.

(b)  Holders. As of December 31, 1996, there were 8,826 Unit Holders.

(c) Distribution of Net Cash Flow. For information regarding the Partnership's policy with respect to distribution of net cash flow, refer to
Note 3 "The Partnership Agreement" of the Notes to the Financial Statements, included in the Partnership's Annual Report for the year ended December 31, 1996, which is filed as an exhibit under Item 14.


ITEM 6.  Selected Financial Data

Set forth below is the selected financial data for the referenced periods.

                         For the years ended December 31,

                       1996         1995         1994         1993         1992

Rental Income   $ 4,144,475  $ 2,947,857  $ 2,486,730  $ 2,392,211  $ 2,359,242

Interest Income     256,063      319,278      192,911      182,101      259,422

Net Loss         (2,660,356)  (3,017,904)  (3,711,936)  (4,387,694)  (4,180,101)

Net Loss per
Unit (1)               (.34)        (.38)        (.47)        (.56)        (.53)

Total Assets     69,645,169   69,670,348   70,989,125   74,328,520   76,917,606

Revolving loan
payable          17,798,291   16,483,152   15,407,772   14,951,320   13,312,685

Cash Distributions
per Unit                -0-          -0-          -0-          -0-          -0-

(1) Based upon the weighted average number of Units (7,826,300) outstanding at year end.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Initially, the principal source of the Partnership's liquidity was the proceeds from the offering of Units which was completed in March 1988 and totaled $78,263,000. After paying offering expenses and syndication costs of the Partnership and establishing a working capital reserve, the Partnership had approximately $71,808,474 available to invest in the acquisition of the Land and the construction, lease-up and operation of the Buildings. On July 30, 1987, the Partnership acquired the Land for $14,714,483. As of December 31, 1996, $61,125,236 had been invested in the construction of the Buildings and tenant improvements.

The Partnership is currently preserving its funds to lease and operate the Property. Through December 31, 1996, the Partnership's sources of liquidity have been net proceeds from the public offering of the Units, rental payments under the terms of the leases discussed in Item 2, proceeds from the Financing discussed in Item 1 and Note 7, "Mortgage Note Payable", of the Notes to the Financial Statements, included in the Partnership's Annual Report for the year-ended December 31, 1996, which is filed as an exhibit under Item 14, and interest earned on the Partnership's cash balance.

Because of delays and cost overruns which occurred in the course of construction of the Buildings and due to soft market conditions in the Stamford real estate market, additional funds have been required to fund cost overruns, operating deficits and leasing costs (see Item 1). While the Partnership sought to recover the amount of the construction overruns from the Developer and eventually prevailed on most of its claims at the arbitration (see Item 3), it currently appears that neither the Developer nor Edward Feldman, the Developer's principal shareholder, have any significant liquid assets from which to pay the Partnership. While the General Partner intends to pursue, with all prudent measure, payment of the $8.1 million arbitration award, it seems unlikely that any substantial sums will be realized in the foreseeable future with respect to the arbitration award.

In order to meet the Partnership's liquidity requirements during the Property's leasing phase, the Partnership obtained the Financing. On February 17, 1994, the Partnership entered into the Loan Modification with People's which: (i) reduced the interest rate on the loan from 11.5% to 7.43% commencing February 1, 1994 and continuing until the first adjustment date on July 19, 1995, at which time the interest rate was reset to 9.03%; (ii) reduced the principal balance of the loan from $25 million to $24,449,795; and (iii) eliminated the interest reserve line item. Payments of interest are due monthly in arrears and are required to be paid from the Partnership's own funds. Loan proceeds may continue to be used on an "as needed" basis to fund all other approved line items. The $1,315,139 increase in principal from December 31, 1995 was attributable to funds drawn to pay for costs associated with leasing costs and tenant improvements associated with the new leases signed for the South Tower. The Partnership is exploring its options with respect to refinancing the Financing which matures in August 1997.

Cash and cash equivalents totaled $5,668,459 and $5,873,982 at December 31, 1996 and 1995, respectively. The decrease is attributable to net cash used for operating activities and additions to real estate exceeding net cash provided by borrowings under the revolving loan payable. The Partnership's restricted cash balance increased to $337,676 at December 31, 1996 from $91,458 at year-end 1995. The increase is primarily attributable to security deposits received from two new tenants in the South Tower.

Deferred charges net of accumulated amortization declined to $53,896 at December 31, 1996 from $181,696 at year-end 1995. The decrease is due to the amortization of capitalized fees related to the Loan Modification.

Prepaid expenses increased from $1,399,363 at December 31, 1995 to $1,632,689 at December 31, 1996. The increase is primarily attributable to the payment of leasing commissions related to the Citicorp Lease Extension and the leasing activity in the South Tower, partially offset by the continued amortization of leasing commissions.

Accounts payable and accrued expenses increased from $1,482,840 at December 31, 1995 to $2,793,018 at December 31, 1996. The increase is primarily attributable to accruals for the judgments awarded to Gilbane and Moliterno resulting from the November 18, 1996 judgment. The increase is also due to accruals for costs relating to tenant improvements in the South Tower and the receipt of security deposits from MemberWorks and Consolidated Hydro, partially offset by a decrease in prepaid rent in 1996 due to the recognition of prepaid rental payments made by Citicorp in 1995.

The Partnership has made no cash distributions to date.

On February 16, 1996, based upon, among other things, the advice of legal counsel, Skadden, Arps, Slate, Meagher & Flom, the General Partner adopted a resolution that states, among other things, if a Change of Control (as defined below) occurs, the General Partner may distribute the Partnership's cash balances not required for its ordinary course day-to-day operations. "Change of Control" means any purchase or offer to purchase more than 10% of the Units that is not approved in advance by the General Partner. In determining the amount of the distribution, the General Partner may take into account all material factors. In addition, the Partnership will not be obligated to make any distribution to any partner, and no partner will be entitled to receive any distribution, until the General Partner has declared the distribution and established a record date and distribution date for the distribution.

Results of Operations
1996 vs. 1995
The Partnership incurred a net loss of $2,660,356 for the year ended December 31, 1996 compared with a net loss of $3,017,904 for the year ended December 31, 1995. The reduction in the net loss in 1996 is primarily attributable to the increase in rental income resulting from the addition of new tenants in the South Tower and the Citicorp Lease Extension, partially offset by the accrual of the November 18, 1996 judgment amounts awarded to Gilbane and Moliterno.

Rental income increased by 41%, to $4,144,475 in 1996, from $2,947,857 in 1995, primarily due to increased occupancy in the South Tower and a reduction in the amortization of deferred rent relating to the Citicorp Lease Extension. Interest income for the year ended December 31, 1996 was $256,063 as compared to $319,278 for the year ended December 31, 1995. The decrease is the result of the Partnership maintaining lower average cash balances in 1996. Other income increased to $474,457 in 1996 from $331,828 in 1995, primarily due to the reimbursement of tenant improvements in 1996.

Total expenses for the year ended December 31, 1996 were $7,535,351 compared with $6,616,867 in 1995. The increase is primarily attributable to the $925,070 judgment awarded to Gilbane and Moliterno and an increase in interest expense and property operating expenses, partially offset by lower depreciation and amortization and professional fees. Depreciation and amortization for the year ended December 31, 1996 was $2,070,391 compared to $2,446,866 in 1995. The decrease in depreciation and amortization is attributable to the Citicorp Lease Extension which extended the length of Citicorp's lease and the corresponding asset life of the tenant improvements. Property operating expenses increased to $2,584,730 from $2,308,093 in 1995, primarily due to increases in utilities, cleaning, security and repairs and maintenance expenses arising from increased occupancy in the South Tower. Interest expense relating to the revolving loan payable increased to $1,549,523 in 1996 from $1,289,309 in 1995. Interest expense increased due to a drawdown in July 1995 to fund leasing commissions associated with the Citicorp Lease Extension, the additional borrowings in 1996 to fund leasing commissions and tenant improvements associated with the new leases in the South Tower and, to a lesser extent, an increase in the average interest rate as discussed above. Professional fees totaled $258,524 in 1996 compared with $434,597 in 1995. The decrease is attributable to lower legal fees in 1996 associated with the Gilbane litigation.

1995 vs. 1994
The Partnership incurred a net loss of $3,017,904 for the year ended December 31, 1995 compared with a net loss of $3,711,936 for the year ended December 31, 1994. The reduction in the net loss was primarily the result of increases in rental income due to the Citicorp Lease Extension and, to a lesser extent, an increase in interest income.

Rental income totaled $2,947,857 in 1995, up 19% from 1994, primarily due to a rent step-up in 1995 and a reduction in the amortization of deferred rent relating to the Citicorp Lease Extension. Other income increased from $293,767 in 1994 to $331,828 in 1995, reflecting an increase in tenant reimbursements for HVAC improvements for Citicorp and, to a lesser extent, income received from the rental of storage space to Citicorp. Partially offsetting these increases was a reduction in tenant reimbursements for electricity costs, resulting primarily from a reduction in the number of employees occupying the Citicorp space. Interest income for the year ended December 31, 1995 was $319,278 as compared to $192,911 for the year ended December 31, 1994. The increase was the result of an increase in the Partnership's average cash balance due to a drawdown on the first mortgage loan in July 1995, as well as an increase in the interest rate earned on the balance.

Total expenses for the year ended December 31, 1995 were $6,616,867 compared with $6,685,344 in 1994. Depreciation and amortization for the year ended December 31, 1995 was $2,446,866 compared to $2,912,878 in 1994. The decline in depreciation and amortization was attributable to the Citicorp Lease Extension which extended the length of Citicorp's lease and the corresponding asset life of the tenant improvements. As a result, the annual depreciation expense was reduced. Property operating expenses decreased to $2,308,093 from $2,313,161 in 1994, primarily due to lower real estate taxes, advertising and promotion expenses. Real estate taxes were reduced as a result of a reduction in the City of Stamford's real estate tax rate and a reduction in the assessed value of the South Tower, partially offset by a slight increase in the assessed value of the North Tower. Partially offsetting these reductions was an increase in construction costs related to HVAC improvements for Citicorp. These expenses were reimbursed to the Partnership by Citicorp and are reflected under other income. Interest expense relating to the revolving loan payable increased to $1,289,309 in 1995 from $1,188,986 in 1994. Interest expense increased due to the additional borrowings and an increase in the interest rate discussed above. Professional fees totaled $434,597 in 1995 compared with $146,489 in 1994. The increase was attributable to legal and engineering consulting fees associated with the Gilbane litigation, and to a lesser extent, an increase in legal fees associated with new leases.


ITEM 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended December 31, 1996, which is filed as an exhibit under
Item 14. Supplementary data is incorporated by reference to page F-1 of this report.


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

Set forth below are the names, positions and offices held, and a brief account of the business experience during the past five years of each Director and Executive Officer of the General Partner and the Assignor Limited Partner as of December 31, 1996. Each such officer and director holds a similar position in the General Partner and the Assignor Limited Partner.


Name                     Office

Regina M. Hertl          President
Rocco F. Andriola        Vice President, Director and Chief Financial Officer
Jeffrey C. Carter        Vice President
Timothy Needham          Vice President
Kenneth Boyle            Vice President

Regina M. Hertl, 38, is a First Vice President of Lehman Brothers in its Diversified Asset Group and is responsible for the investment management of commercial and residential real estate, and a venture capital portfolio. From January 1988 through December 1988, Ms. Hertl was Vice President of the Real Estate Accounting Group within the Controller's Department of Shearson Lehman Brothers. From September 1986 through December 1987, she was an Assistant Vice President responsible for real estate accounting analysis within the Controller's Department at Shearson. From September 1981 to September 1986, Ms. Hertl was employed by the accounting firm of Coopers & Lybrand. Ms. Hertl, who is a Certified Public Accountant, graduated from Manhattan College in 1981 with a B.S. degree in Accounting.

Rocco F. Andriola, 38, is a Managing Director of Lehman Brothers in its Diversified Asset Group and has held such position since October 1996. Since joining Lehman Brothers in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986-89, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman Brothers, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. degree from Fordham University, a J.D. degree from New York University School of Law, and an LLM degree in Corporate Law from New York University's Graduate School of Law.

Jeffrey C. Carter, 51, is a Senior Vice President of Lehman Brothers in the Diversified Asset Group. Mr. Carter joined Lehman Brothers in September 1988. From 1972 to 1988, Mr. Carter held various positions with Helmsley-Spear Hospitality Services, Inc. and Stephen W. Brener Associates, Inc. including Director of Consulting Services at both firms. From 1982 through 1987, Mr. Carter was President of Keystone Hospitality Services, an independent hotel consulting and brokerage company. Mr. Carter received his B.S. degree in Hotel Administration from Cornell University and an M.B.A. degree from Columbia University.

Timothy E. Needham, 28, is an Associate of Lehman Brothers and assists in the management of commercial real estate in the Diversified Asset Group. Mr. Needham joined Lehman Brothers in September 1995. Prior to joining Lehman Brothers Mr. Needham was a consultant with KPMG Peat Marwick LLP in the Banking and Investment Services Group from 1994-1995. Mr. Needham received his master's degree in international management from the American Graduate School of International Management in December of 1993. Previous to entering graduate school, Mr. Needham worked in Tokyo, for approximately one year doing market research for a Japanese firm (1991). In addition, Mr. Needham is currently a candidate for the designation of Chartered Financial Analyst, Level III.

Kenneth Boyle, 33, is a Vice President of Lehman Brothers in the Diversified Asset Group. Mr. Boyle joined Lehman in January 1991. Mr. Boyle is a Certified Public Accountant and was employed by the accounting firm of KPMG Peat Marwick LLP from 1985 to 1990. Mr. Boyle graduated from the State University of New York at Binghamton with a B.S. degree in Accounting.


ITEM 11.  Executive Compensation

The Directors and Officers of the General Partner and the Assignor Limited Partner do not receive any salaries or other compensation from the Partnership or the Assignor Limited Partner.

The General Partner is entitled to varying percentages of Net Cash Flow distributed in any fiscal year and to varying percentages of the Net Proceeds of capital transactions. See Note 3 "The Partnership Agreement" of the Notes to the Financial Statements, included in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

As of December 31, 1996, the only entity known by the Partnership to be the beneficial owner of more than 5% of the Units was Chrysler Master Pension Trust, U/A/D 5/28/56, 12,000 Chrysler Drive, Highland Park, Michigan, which was the beneficial owner of 450,000 Units or approximately 5.74% of the total outstanding Units.

As of December 31, 1996, neither the General Partner nor any of its officers or directors held any Units.


ITEM 13.  Certain Relationships and Related Transactions

The General Partner or its affiliates earned fees and compensation in connection with the syndication, acquisition, and organization services rendered to the Partnership. As of December 31, 1996, $127,921 remained unpaid.

Under the terms of the Partnership Agreement, the General Partner and certain affiliates may be reimbursed by the Partnership for certain operational expenses, including but not limited to audit, appraisal, legal and tax preparation fees as well as costs of data processing. First Data Investor Services Group provides partnership accounting and investor relations services for the Registrant. Prior to May 1993, these services were provided by an affiliate of the General Partner. The Registrant's transfer agent and certain tax reporting services are provided by Service Data Corporation. Both First Data Investor Services Group and Service Data Corporation are unaffiliated
companies.   For the amounts paid to affiliates for the three years ended
December 31, 1996, 1995, and 1994, see Note 4 "Transactions with Related Parties" of the Notes to the Financial Statements, included in the Partnership's Annual Report to Unitholders for the year ended December 31, 1996, which is filed as an exhibit under Item 14.



                               PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)  Financial Statements and Schedules.
                                                                Page

 Balance Sheets at December 31, 1996 and 1995                    (1)

 Statements of Partners' Capital (Deficit)
 for the years ended December 31, 1996, 1995 and 1994            (1)

 Statements of Operations
 for the years ended December 31, 1996, 1995 and 1994            (1)

 Statements of Cash Flows
 for the years ended December 31, 1996, 1995 and 1994            (1)

 Notes to the Financial Statements                               (1)

 Report of Independent Auditors                                  (1)

(a)(2)  Financial Statement Schedule

 Schedule III - Real Estate and Accumulated Depreciation        F-1


All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission have been omitted since
(1) the information required is disclosed in the financial statements and the notes thereto; (2) the schedules are not required under the related instructions; or (3) the schedules are inapplicable.

 (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ending December 31, 1996, filed as an exhibit under Item 14.

(b) Reports on Form 8-K.

On November 26, 1996, the Partnership filed a Form 8-K on the Court's decision regarding the legal proceedings with Gilbane Building Company and Moliterno Stone Sales, Inc. See Item 3 for more information about the Court's decision.

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

        10.3 Property Management Agreement between the Partnership and Feldman Realty relating to the Property is hereby incorporated by reference to Exhibit 10.3 to the Registration Statement.

        10.4 Supervisory Leasing and Management Agreement between the Partnership and the Manager relating to the Property is hereby incorporated by reference to Exhibit 10.4 to the Registration Statement.

        10.5 Demand Promissory Note from Shearson to the General Partner is hereby incorporated by reference to Exhibit 10.5 to the Registration Statement.

        10.6 Contract of Sale, as amended to date, relating to the land portion of the Property and all exhibits thereto is included as Exhibit L to the Development Agreement, and is hereby incorporated herein by reference to Exhibit 10.6 to the Registration Statement.

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

        13.     Annual Report to Unitholders for the year ended December 31,
                1996.

        23.     Consent of Ernst & Young LLP, Independent Auditors

        27.     Financial Data Schedule.


                             SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



  Dated:  March 27, 1997
                                STAMFORD TOWERS LIMITED PARTNERSHIP

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



                                STAMFORD TOWERS, INC. and
                                STAMFORD TOWERS DEPOSITARY CORP.
                                General Partner





  Date:  March 27, 1997
                                BY:     /S/  Rocco F. Andriola
                                        Rocco F. Andriola
                                        Vice President, Director and
                                        Chief Financial Officer





  Date:  March 27, 1997
                                BY:     /S/  Regina Hertl
                                        Regina Hertl
                                        President