Form 10-Q
period 1997-03-31
STAMFORD TOWERS LIMITED PARTNERSHIP
filed 1997-05-15
CIK 799149

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
    X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended March 31, 1997

                              or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Transition period from ______  to ______


                 Commission File Number: 33-8105


               STAMFORD TOWERS LIMITED PARTNERSHIP

                               AND

                STAMFORD TOWERS DEPOSITARY CORP.
      Exact Name of Registrant as Specified in its Charter

Stamford Towers Limited Partnership
is a Delaware limited partnership                        13-3392080

Stamford Towers Depository Corp.
is a Delaware corporation                                13-3392081
State or Other Jurisdiction
of Incorporation or Organization             I.R.S. Employer Identification No.


3 World Financial Center, 29th Floor,
New York, NY    Attn.: Andre Anderson                       10285
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

                       Yes    X    No ____



Balance Sheets                                     At March 31,  At December 31,
                                                          1997         1996
Assets
Real estate, at cost:
 Land                                              $14,714,483     $14,714,483
 Buildings and improvements                         52,987,235      52,933,678
 Tenant improvements                                 8,115,273       8,191,558
 Furniture, fixtures and equipment                     231,953         293,864
                                                    76,048,944      76,133,583
 Less accumulated depreciation                     (16,418,721)    (16,104,668)
                                                    59,630,223      60,028,915

Cash and cash equivalents                            5,263,846       5,668,459
Restricted cash                                        489,345         337,676
Accounts receivable                                     53,504          80,245
Deferred rent receivable                             1,862,731       1,843,289
Deferred charges, net of accumulated amortization
 of $733,137 in 1997 and $701,187 in 1996               21,946          53,896
Prepaid expenses, net of accumulated amortization
 of $983,726 in 1997 and $934,564 in 1996            1,807,072       1,632,689
  Total Assets                                     $69,128,667     $69,645,169
Liabilities and Partners' Capital
Liabilities:
 Accounts payable and accrued expenses             $ 2,568,652     $ 2,793,018
 Interest payable                                      134,080         134,080
 Due to affiliates                                     149,921         128,262
 Revolving loan payable                             17,798,291      17,798,291
  Total Liabilities                                 20,650,944      20,853,651
Partners' Capital (Deficit):
 General Partner                                      (233,208)       (230,070)
 Limited Partners (7,826,300 units outstanding)     48,710,931      49,021,588
  Total Partners' Capital                           48,477,723      48,791,518
  Total Liabilities and Partners' Capital          $69,128,667     $69,645,169




Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1997
                                    General         Limited
                                    Partner         Partners         Total
Balance at December 31, 1996       $(230,070)    $49,021,588    $48,791,518
Net loss                              (3,138)       (310,657)      (313,795)
Balance at March 31, 1997          $(233,208)    $48,710,931    $48,477,723



Statements of Operations
For the three months ended March 31,           1997          1996
Income
Rental                                     $1,248,859    $  806,487
Interest                                       61,946        69,178
Other                                         125,770        34,102
  Total income                              1,436,575       909,767
Expenses
Property operating                            684,591       628,610
Depreciation and amortization                 533,360       497,267
Interest                                      402,241       376,900
Professional fees                              40,393        48,867
Partnership service fees                       63,353        21,352
General and administrative                     26,432        11,504
  Total expenses                            1,750,370     1,584,500
  Net Loss                                 $ (313,795)    $(674,733)
Net Loss Allocated:
To the General Partner                     $   (3,138)      $(6,748)
To the Limited Partners                      (310,657)     (667,985)
                                           $ (313,795)    $(674,733)
Per limited partnership
 unit (7,826,300 outstanding)                   $(.04)        $(.09)



Statements of Cash Flows
For the three months ended March 31,                         1997          1996
Cash Flows From Operating Activities:
Net loss                                                $(313,795)    $(674,733)
Adjustments to reconcile net loss to net cash
used for operating activities:
 Depreciation and amortization                            533,360       497,267
 Increase (decrease) in cash arising from
 changes in operating assets and liabilities:
  Restricted cash                                        (151,669)     (241,460)
  Accounts receivable                                      26,741        11,860
  Deferred rent receivable                                (19,442)      126,258
  Prepaid expenses                                       (223,545)     (358,175)
  Accounts payable and accrued expenses                   104,515      (275,660)
 Interest payable                                           --            4,792
  Due to affiliates                                        21,659          (525)
Net cash used for operating activities                    (22,176)     (910,376)
Cash Flows From Investing Activities:
Additions to real estate                                 (382,437)     (455,094)
Net cash used for investing activities                   (382,437)     (455,094)
Cash Flows From Financing Activities:
Borrowings under the revolving loan payable                 --          434,931
Net cash provided by financing activities                   --          434,931
Net decrease in cash and cash equivalents                (404,613)     (930,539)
Cash and cash equivalents, beginning of period          5,668,459     5,873,982
Cash and cash equivalents, end of period               $5,263,846    $4,943,443
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest               $  402,241    $  372,108
Supplemental Disclosure of Non-Cash Investing Activities:
Write-off of fully depreciated furniture,
 fixtures and equipment                                $   61,910    $   84,926
Write-off of fully depreciated tenant improvements         76,285         --
Building improvements funded through accounts payable      44,893         --
Tenant improvements funded through accounts payable        49,985         --



Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1997 and the results of operations and cash flows for the three-month period ended March 31, 1997 and 1996 and the statement of partners' capital (deficit) for the three-month period ended March 31, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant event has occurred subsequent to fiscal year 1996, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

Effective as of January 1, 1997, the Partnership began reimbursing certain expenses incurred by the General Partner and its affiliates in servicing the Partnership to the extent permitted by the partnership agreement. In prior years, affiliates of the General Partner had voluntarily absorbed these expenses.


Part I, Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

Liquidity and Capital Resources
The Partnership is currently preserving its funds to lease and operate two parcels of land located in Stamford, Connecticut with two commercial office buildings constructed thereon containing a total of 325,416 RSF (the "Project"). Through March 31, 1997, the Partnership's sources of liquidity have been net proceeds from the public offering of limited partnership units, rental receipts, proceeds from the mortgage loan discussed below and interest earned on the Partnership's cash balance.

In order to meet the Partnership's liquidity requirements during the Project's leasing phase, the Partnership obtained a revolving first mortgage loan from People's Bank ("People's") in July 1990. On February 17, 1994, the Partnership entered into a modification of the loan's terms with People's which, among other things, reduced the principal balance of the loan from $25 million to $24,449,795, and eliminated the interest reserve line item. Another provision of the loan provided that when occupancy at the Project reached 50% or greater, the interest rate on the loan would be reduced by 25 basis points. During the first quarter of 1996, the Partnership signed a 10-year lease with Cardmember Publishing Corporation ("Cardmember Publishing") for approximately 18,650 square feet in the South Tower. The Cardmember Publishing lease in the South Tower commenced on March 15, 1996 which brought the Project's overall occupancy to approximately 54%. Payments of interest are due monthly in arrears and are required to be paid from the Partnership's own funds. Loan proceeds may continue to be used on an "as needed" basis to fund all other approved line items.

The Partnership has been exploring various options with respect to refinancing its current $18.2 million first mortgage (the "Mortgage") which matures in August 1997. The General Partner has executed a commitment with People's Bank, the first mortgage holder, to modify and extend the Mortgage. It is anticipated that the transaction will close during the second quarter subject to the execution of a mortgage modification document.

Cash and cash equivalents totaled $5,263,846 at March 31, 1997 as compared to $5,668,459 at December 31, 1996. The decrease was primarily due to net cash used for real estate additions and operating activities.

Restricted cash at March 31, 1997 totaled $489,345 as compared to $337,676 at December 31, 1996. The increase is primarily the result of security deposits received by the Partnership from Life Extension Institute, a tenant expected to take occupancy of space in the North Tower in the second quarter of 1997, and Tradition Financial Services, a tenant in the South Tower.

Accounts receivable were $53,504 and $80,245 at March 31, 1997 and December 31, 1996, respectively. The decrease is mainly attributable to fewer outstanding rents and reimbursable expenses at March 31, 1997 in comparison to December 31, 1996.

At March 31, 1997, deferred charges net of accumulated amortization was $21,946, compared to $53,896 at December 31, 1996. The decrease is the result of amortization of capitalized fees related to the modification of the revolving loan agreement with People's Bank.

Prepaid expenses net of accumulated amortization increased to $1,807,072 at March 31, 1997 from $1,632,689 at December 31,
1996. The increase is primarily attributable to the payment of the second real estate tax installment for the 1996-1997 fiscal year and the payment of leasing commissions.

Results of Operations
The Partnership incurred a net loss of $313,795 for the three-month period ended March 31, 1997 compared with a net loss of $674,733 for the three-month period March 31, 1996. The lower net loss is primarily the result of an increase in rental income due to increased occupancy in the North and South Towers, which was partially offset by an increase in property operating expenses.

Rental income totaled $1,248,859 for the three-month period ended
March 31, 1997 compared to $806,487 for the corresponding period in 1996. The increase is primarily the result of increased occupancy in the North and South Towers.

For the three-month periods ended March 31, 1997 and 1996, interest income was $61,946 and $69,178, respectively. The decrease is primarily due to lower average cash balances maintained in 1997.

Other income was $125,770 and $34,102 for the three-month period ended March 31, 1997 and 1996, respectively. The increase is the result of higher tenant reimbursements attributable to the increase in occupancy during the 1997 period and higher miscellaneous income received by the Partnership as a result of participating in an energy rebate program.

Property operating expenses increased to $684,591 for the three-month period ended March 31, 1997 from $628,610 for the three-month period ended March 31, 1996, primarily due to an increase in repairs and maintenance, higher cleaning costs as a result of the higher occupancy rate in both towers, and higher security expenses in the North Tower. The increase was partially offset by a reduction in real estate tax expense for both towers and a decrease in security expenses for the South Tower.

Professional fees totaled $40,393 for the first quarter of 1997 compared with $48,867 for the 1996 period. The decrease is attributable to lower engineering consulting fees associated with the Gilbane litigation (See Part II, Item 1), and was partially offset by an increase in legal fees also associated with the Gilbane litigation.

For the three-month periods ended March 31, 1997 and 1996, Partnership servicing fees were $63,353 and $21,352 respectively. During the 1997 period, certain expenses incurred by the General Partner, its affiliates, an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursed to the General Partner and its affiliates.

General and administrative expenses were $26,432 for the three-month period ended March 31, 1997, compared to $11,504 for the three-month period ended March 31, 1996. The increase is primarily the result of increased costs associated with the printing and mailing of investor correspondence.

Part II   Other Information

Item 1    Legal proceedings.

          In February 1991, Gilbane filed a mechanic's lien against the Property in the sum of $4,583,481. This amount was subsequently reduced to $2,650,018 at the request of the Partnership. In August 1991, Gilbane commenced an action entitled Gilbane Building Co. v. Stamford Towers Limited Partnership, et. al., in the Connecticut Superior Court for the Judicial District of Stamford/Norwalk at Stamford (the "Gilbane Action"). The defendants include the Partnership. Gilbane alleges breach of various contracts and unfair trade practices and seeks foreclosure of its mechanic's lien, approximately $2.65 million in monetary damages, interest, costs, attorneys' fees, punitive damages, possession of the Property, and the appointment of a receiver.

          In October 1993, the Partnership filed its Answer, Special Defenses and Counterclaims to Gilbane's Action, which alleged breach of various contracts, unfair trade practices and slander of title. In September 1995, the Partnership filed a Substituted Answer, Special Defenses, Counterclaims, Set-offs and Recoupment which, in addition to the allegations of its original counterclaim, brought additional claims of negligence, breach of warranty, breach of contract, products liability and unfair trade practices. The Partnership, by way of its counterclaims, seeks approximately $1.7 million in damages in addition to interest, costs, punitive damages and attorneys' fees.

          In December 1990, a subcontractor of the Project, Moliterno Stone Sales, Inc. ("Moliterno") filed a mechanic's lien against the Property in the sum of $155,936. On December 11, 1991, Moliterno filed a cross-claim against the Partnership in the Gilbane Action. Moliterno seeks foreclosure on its mechanic's lien, monetary damages, and possession of the Project. An application to discharge Moliterno's mechanic's lien was filed by the Partnership on April 30, 1993. In September 1995, the Partnership filed its answer, special defenses and counterclaims to Moliterno's cross-claim, alleging that Moliterno was negligent, breached its contract and an implied warranty, and engaged in unfair trade practices in performing its work on the Property.

          The Partnership, Gilbane and Moliterno (collectively, the "Parties") participated in the trial of the Gilbane Action over the course of approximately 20 trial days in late 1995. A final trial day was held and the evidentiary portion of the trial was completed in April 1996. At that time, the court ordered the Parties to file initial post-trial briefs within three weeks. Subsequently, Gilbane requested two extensions of this deadline. The Parties exchanged post trial briefs in June 1996, followed by reply briefs in July 1996. Under the court's current order, all submissions to the court have been completed.

          In November 1996, Judge Ryan of the Connecticut Superior Court (the "Court") entered a final judgment in this proceeding. The judgment awarded Gilbane $770,070 without interest on one of its claims against the Partnership and dismissed Gilbane's remaining claims. The Court also awarded Moliterno $155,000 without interest on its claim against the Partnership. All remaining claims, including the Partnership's counterclaims, were dismissed.

          Post-judgment motions to alter the judgment were denied by the Court on March 13, 1997. It is anticipated that Gilbane may appeal the decision. On April 14, 1997 the Partnership moved to reduce the amount of Gilbane's mechanic's lien ($2,650,018) to the amount of the award to Gilbane ($770,070). Gilbane filed an objection on April 21, 1997 and the Partnership filed a reply on May 8, 1997. The motion should be scheduled for a hearing before the court shortly.

          Given the outcome of the November 1996 judgment, the Partnership has accrued the Gilbane and Moliterno awards of $770,070 and $155,000, respectively. The amounts are currently reflected within accounts payable and accrued expenses on the Partnership's March 31, 1997 balance sheet.

          As previously reported, the Partnership entered into a development agreement dated September 17, 1986, as modified (the "Development Agreement"), with an unaffiliated party, Edlar, Inc. (the "Developer"), pursuant to which the Developer conveyed to the Partnership the land in Stamford, Connecticut, which has been improved with two commercial buildings.
          Edward Feldman ("Feldman"), the principal shareholder of the Developer, had executed a personal guaranty (the "Guaranty") in favor of the Partnership guaranteeing the Developer's payment obligations under the Development Agreement. Following the construction of such buildings, the Partnership commenced an arbitration proceeding in January 1989 against the Developer to resolve various disputes and seeking certain monetary recoveries. On January 24, 1993, the arbitration panel issued its decision awarding approximately $8.1 million to the Partnership, as well as certain declaratory relief. Subsequently, the Partnership obtained a judgment from a court of the State of New York for the full amount of arbitration award in the sum of approximately $8.1 million against the Developer and also against Feldman pursuant to his Guaranty. The General Partner's investigation, however, indicated that the Developer has no significant assets from which the arbitration award in favor of the Partnership could be satisfied. Moreover, Feldman advised the Partnership that he has no significant liquid assets with which to satisfy the judgment against him and that he has outstanding debts to other creditors of approximately $53 million. The foregoing information is set forth in the Partnership's Form 10-K for the fiscal year ended December 31, 1996, in Item 1 "Business" and Item 3 "Legal Proceedings."

          During May 1997, the Partnership learned that on or about January 21, 1997, Feldman commenced a voluntary case for liquidation pursuant to chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of New York. Feldman's chapter 7 case is jointly administered with the chapter 7 case of his wife. A chapter 7 trustee has been appointed for the chapter 7 estates of Feldman and his wife. The summary of the assets and liabilities filed by Feldman and his wife with the Bankruptcy Court in their chapter 7 case indicates that their assets are less than 1.5% of the scheduled liabilities. Based upon such schedules, it is likely that after payment of the expenses of the administration of Feldman's chapter 7 case, little or no distribution will be made to the Partnership as a holder of a general unsecured claim. The time within which creditors may file a complaint for a determination that a debt of Feldman is not dischargeable under certain provisions of the Bankruptcy Code expired on May 5, 1997. Prior to such expiration, the Partnership served a motion to extend such time for 45 days so as to have an opportunity to consider whether circumstances warranted its filing of such a complaint. The outcome of such proceedings is not predictable and, in light of various factors considered by the Partnership, it cannot be expected that a significant recovery will be made by the Partnership if it continues its efforts to establish non-dischargeability of the Partnership's judgment claim against Feldman.

Items 2-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

            (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1997.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         STAMFORD TOWERS LIMITED PARTNERSHIP

                    BY:  STAMFORD TOWERS, INC.
                         General Partner




Date:  May 14, 1997 BY:  /s/ Rocco Andriola
                         Name:   Rocco Andriola
                         Title:  Director, Chief Financial Officer
                                 and Vice President




Date:  May 14, 1997 BY:  /s/ Regina M. Hertl
                         Name:   Regina M. Hertl
                         Title:  President