Form 10-Q
period 1997-06-30
STAMFORD TOWERS LIMITED PARTNERSHIP
filed 1997-08-14
CIK 799149

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
     X    Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

          For the Quarterly Period Ended June 30, 1997

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
                       Yes    X    No ____



Balance Sheets                                   At June 30,   At December 31,
                                                        1997             1996
Assets
Real estate, at cost:
 Land                                            $14,714,483      $14,714,483
 Buildings and improvements                       53,010,614       52,933,678
 Tenant improvements                               8,330,629        8,191,558
 Furniture, fixtures and equipment                   231,953          293,864
                                                  76,287,679       76,133,583
 Less accumulated depreciation                   (16,904,931)     (16,104,668)
                                                  59,382,748       60,028,915

Cash and cash equivalents                          5,387,318        5,668,459
Restricted cash                                    1,102,480          337,676
Accounts receivable                                   95,062           80,245
Deferred rent receivable                           1,799,318        1,843,289
Deferred charges, net of accumulated amortization
 of $1,803 in 1997 and $701,187 in 1996              149,638           53,896
Prepaid expenses, net of accumulated amortization
 of $1,031,451 in 1997 and $934,564 in 1996        1,644,488        1,632,689
  Total Assets                                   $69,561,052      $69,645,169
Liabilities and Partners' Capital
Liabilities:
 Accounts payable and accrued expenses           $ 2,619,032      $ 2,793,018
 Interest payable                                    117,575          134,080
 Due to affiliates                                   151,421          128,262
 Revolving loan payable                           18,491,473       17,798,291
  Total Liabilities                               21,379,501       20,853,651
Partners' Capital (Deficit):
 General Partner                                    (236,170)        (230,070)
 Limited Partners (7,826,300 units outstanding)   48,417,721       49,021,588
  Total Partners' Capital                         48,181,551       48,791,518
  Total Liabilities and Partners' Capital        $69,561,052      $69,645,169




Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1997
                                     General        Limited
                                     Partner       Partners       Total
Balance at December 31, 1996       $(230,070)    $49,021,588    $48,791,518
Net loss                              (6,100)       (603,867)      (609,967)
Balance at June 30, 1997           $(236,170)    $48,417,721    $48,181,551



Statements of Operations
                                        Three months ended    Six months ended
                                             June 30,             June 30,
                                      1997        1996        1997        1996
Income
Rental                          $1,192,468  $1,075,210  $2,441,327   $1,881,697
Interest                            63,763      60,477     125,709      129,655
Other                               90,497      80,872     216,267      114,974
  Total income                   1,346,728   1,216,559   2,783,303    2,126,326
Expenses
Property operating                 600,170     585,201   1,284,761    1,213,811
Depreciation and amortization      557,685     524,353   1,091,045    1,021,620
Interest                           378,963     369,460     781,204      746,360
Professional fees                   17,235      91,928      57,628      140,795
General and administrative          88,847      35,253     178,632       68,109
  Total expenses                 1,642,900   1,606,195   3,393,270    3,190,695
  Net Loss                      $ (296,172) $ (389,636) $ (609,967) $(1,064,369)
Net Loss Allocated:
To the General Partner          $   (2,962) $   (3,896) $   (6,100) $   (10,644)
To the Limited Partners           (293,210)   (385,740)   (603,867)  (1,053,725)
                                $ (296,172) $ (389,636) $ (609,967) $(1,064,369)
Per limited partnership unit
(7,826,300 outstanding)              $(.04)      $(.05)      $(.08)       $(.14)



Statements of Cash Flows
For the six months ended June 30,                          1997            1996
Cash Flows From Operating Activities
Net loss                                              $(609,967)    $(1,064,369)
Adjustments to reconcile net loss to net cash
used for operating activities:
 Depreciation                                           938,459         881,763
 Amortization                                           152,586         139,857
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities
  Restricted cash                                      (764,804)       (246,219)
  Accounts receivable                                   (14,817)         30,593
  Deferred rent receivable                               43,971          36,485
  Deferred charges                                     (151,441)            --
  Prepaid expenses                                     (108,686)       (300,027)
  Accounts payable and accrued expenses                (371,710)        (92,750)
  Interest payable                                      (16,505)           (255)
  Due to affiliates                                      23,159            (384)
Net cash used for operating activities                 (879,755)       (615,306)
Cash Flows From Investing Activities
Additions to real estate                                (94,568)       (964,714)
Net cash used for investing activities                  (94,568)       (964,714)
Cash Flows From Financing Activities
Borrowings under the revolving loan payable             693,182       1,315,609
Net cash provided by financing activities               693,182       1,315,609
Net decrease in cash and cash equivalents              (281,141)       (264,411)
Cash and cash equivalents, beginning of period        5,668,459       5,873,982
Cash and cash equivalents, end of period             $5,387,318      $5,609,571
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest             $  797,709      $  746,615
Supplemental Disclosure of Non-Cash Investing Activities
Write-off of fully depreciated furniture,
 fixtures and equipment                              $   61,911      $   84,926
Write-off of fully depreciated tenant improvements       76,285            --
Write-off of fully amortized mortgage costs             755,083            --
Building improvements funded through accounts payable    27,084            --
Tenant improvements funded through accounts payable     170,640            --


Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1997 and the results of operations for the three and six months ended June 30, 1997 and 1996, cash flows for the six months ended June 30, 1997 and 1996, and the statement of partners' capital (deficit) for the six months ended June 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

Mortgage Note Payable
On May 15, 1997, the Partnership entered into a second modification of the First Mortgage Loan with People's Bank (the "Lender") which extends the maturity date until June 1, 2004 (the "Modified Mortgage"). The Modified Mortgage is split into two components: (i) the permanent portion (the "Permanent Portion") which is comprised of the existing balance of the First Mortgage Loan, closing costs associated with the Modified Mortgage and any future drawdowns, and (ii) the development portion (the "Development Portion") from which the Partnership may request the drawdown of funds with the Lender's approval to fund the costs of leasing the Property. At closing, the balance of the Permanent Portion was $18,491,473 which included recent drawdowns for leasing costs and the closing costs associated with the Modified Mortgage and the balance of the Development Portion was $5,958,322. Annually, any borrowings under the Development Portion of the Modified Mortgage will be added to the Permanent Portion and reduce the funds available for future drawdowns by a commensurate amount. The Permanent Portion currently bears interest at an initial rate of 7.63% and is amortized over a 25 year period and the Development Portion currently bears interest at an initial rate of 7.83%. Interest rates on both the Permanent Portion and the Development Portion are adjusted annually on June 1, beginning June 1, 1998.

Another condition of the Financing is the establishment of a real estate tax escrow account set up with People's Bank (the "Lender") into which monthly deposits equal to 1/12th of the annual real estate taxes will be made. In addition, a deposit representing an amount equal to the 10% holdback on the contested tax years of July 1994 through May 31, 1997 was made prior to the closing. As of June 30, 1997 the balance in the real estate tax escrow account was $605,354.


Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
The Partnership is currently preserving its funds to lease and operate two parcels of land located in Stamford, Connecticut with two commercial office buildings constructed thereon containing a total of 325,416 RSF (the "Project"). Through June 30, 1997, the Partnership's sources of liquidity have been net proceeds from the public offering of limited partnership units, rental receipts, proceeds from the mortgage loan discussed below and interest earned on the Partnership's cash balance.

In order to meet the Partnership's liquidity requirements during the Project's leasing phase, the Partnership obtained a revolving first mortgage loan from People's Bank ("People's") in July 1990. On February 17, 1994, the Partnership entered into a modification of the loan's terms with People's which, among other things, reduced the principal balance of the loan from $25 million to $24,449,795, and eliminated the interest reserve line item. Another provision of the loan provided that when occupancy at the Project reached 50% or greater, the interest rate on the loan would be reduced by 25 basis points. During the first quarter of 1996, the Partnership signed a 10-year lease with Cardmember Publishing Corporation ("Cardmember Publishing") for approximately 18,650 square feet in the South Tower. The Cardmember Publishing lease in the South Tower commenced on March 15, 1996 which brought the Project's overall occupancy to approximately 54%. Payments of interest are due monthly in arrears and are required to be paid from the Partnership's own funds. Loan proceeds may continue to be used on an "as needed" basis to fund all other approved leasing costs.

On May 15, 1997, the Partnership entered into a second modification of the First Mortgage Loan with People's Bank (the "Lender") which extends the maturity date until June 1, 2004 (the "Modified Mortgage"). The Modified Mortgage is split into two components: (i) the permanent portion (the "Permanent Portion") which is comprised of the existing balance of the First Mortgage Loan, closing costs associated with the Modified Mortgage and any future drawdowns, and (ii) the development portion (the "Development Portion") from which the Partnership may request the drawdown of funds with the Lender's approval to fund the costs of leasing the Property. At closing, the balance of the Permanent Portion was $18,491,473 which included recent drawdowns for leasing costs and the closing costs associated with the Modified Mortgage and the balance of the Development Portion was $5,958,322. Annually, any borrowings under the Development Portion of the Modified Mortgage will be added to the Permanent Portion and reduce the funds available for future drawdowns by a commensurate amount. The Permanent Portion currently bears interest at an initial rate of 7.63% and is amortized over a 25 year period and the Development Portion currently bears interest at an initial rate of 7.83%. Interest rates on both the Permanent Portion and the Development Portion are adjusted annually on June 1, beginning June 1, 1998.

Another condition of the Financing is the establishment of a real estate tax escrow account set up with People's Bank (the "Lender") into which monthly deposits equal to 1/12th of the annual real estate taxes will be made. In addition a deposit representing an amount equal to the 10% holdback on the contested tax years of July 1994 through May 31, 1997 was made prior to the closing. As of June 30, 1997 the balance in the real estate tax escrow account is $605,354.

During the second quarter of 1997, the Partnership signed two leases for 12,338 square feet of space in the North Tower.
Robert Half will be occupying 3,362 square feet and Member Works, an existing tenant, expanded by an additional 8,976 square feet. As a result of this leasing activity, the Property's overall occupancy increased to 78% as of June 30, 1997, compared to 72% as of year-end 1996.

The General Partner has decided to commence marketing the Project for sale. This determination was made after carefully considering a number of factors including, among others, the following: the recently improved operating performance of the Project; the overall health of the economy; the strengthening of national real estate and capital markets; and a number of proposals for the new development of buildings in Stamford that, if completed, would directly compete with the Project.
Although, the Partnership has retained the services of Insignia Capital Advisors Inc., a nationally recognized real estate broker, to assist in its marketing efforts, there can be no assurance that these efforts will result in a sale, or that a sale, if completed, will result in any particular level of net sales proceeds. Upon completion of the sale of the Project, the General Partner intends to dissolve the Partnership and will make one or more liquidating distributions in accordance with the terms of the Partnership Agreement. It is anticipated, however, that certain reserves will need to be maintained for a period of time following the sale of the Project for certain contingent liabilities of the Partnership.

Cash and cash equivalents totaled $5,387,318 at June 30, 1997 as compared to $5,668,459 at December 31, 1996. The decrease was primarily due to net cash used for real estate additions and net cash used for operating activities exceeding borrowings from the revolving first mortgage loan.

Restricted cash at June 30, 1997 totaled $1,102,480 as compared to $337,676 at December 31, 1996. The increase is primarily the result of the funding of the real estate tax escrow with People's Bank as required by the Modified Mortgage, and security deposits received by the Partnership from Life Extension Institute, a tenant in the North Tower, and Tradition Financial Services, a tenant in the South Tower.

Accounts receivable were $95,062 and $80,245 at June 30, 1997 and
December 31, 1996, respectively. The increase is mainly attributable to higher outstanding rents and reimbursable expenses at June 30, 1997 in comparison to December 31, 1996.

At June 30, 1997, deferred charges net of accumulated amortization was $149,638, compared to $53,896 at December 31, 1996. The increase is the result of capitalized fees associated with the modification of the revolving loan agreement with People's Bank, offset by amortization of these fees.

At June 30, 1997, interest payable was $117,575, compared to $134,080 at December 31, 1996. The decrease is the due to a lower monthly interest rate and amortization of the mortgage in accordance with the loan modification.

Results of Operations
The Partnership incurred net losses of $296,172 and $609,967, respectively, for the three and six months ended June 30, 1997, as compared with net losses of $389,636 and $1,064,369, respectively, for the corresponding periods in 1996. The reduction in the net loss is primarily the result of higher rental income due to increased occupancy at the Project, partially offset by an increase in general and administrative and property operating expenses.

Rental income totaled $1,192,468 and $2,441,327, respectively, for the three and six months ended June 30, 1997, as compared to $1,075,210 and $1,881,697, respectively, for the corresponding periods in 1996. The increase is primarily due to the addition of new tenants to the North Tower and South Tower.

For the three and six months ended June 30, 1997, other income was $90,497 and $216,267, respectively, compared to $80,872 and $114,974 for the corresponding periods in 1996. The increase is the result of higher tenant reimbursements attributable to the increase in occupancy during the 1997 period and higher miscellaneous income received by the Partnership as a result of participating in an energy rebate program.

Property operating expenses increased to $600,170 and $1,284,761, respectively, for the three and six months ended June 30, 1997 from $585,201 and $1,213,811, respectively, for the corresponding periods in 1996. The increase is primarily due to higher occupancy in the South and North Towers resulting in increases in utilities, cleaning and security costs, and an increase in repairs and maintenance expense from increased usage of the Project by the larger tenant base. Interest expense relating to the revolving loan payable increased to $378,963 and $781,204, respectively, for the three and six months ended June 30, 1997 from $369,460 and $746,360, respectively, for the corresponding periods in 1996, due to a higher revolving loan balance for the comparable periods.

Professional fees totaled $17,235 and $57,628 for the three and six months ended June 30, 1997 compared with $91,928 and $140,795 for the 1996 periods. The decrease is attributable to lower engineering consulting fees associated with the Gilbane litigation (See Part II, Item 1), and lower legal fees associated with leasing activity in the South Tower during the second quarter of 1996.

For the three and six months ended June 30, 1997, general and administrative expenses were $88,847 and $178,632, respectively, compared to $35,253 and $68,109 for the corresponding 1996 periods. During the 1997 periods, certain expenses incurred by the General Partner, its affiliates and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursable to the General Partner and its affiliates. The increase is also partially the result of increased costs associated with the printing and mailing of investor correspondence.


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

          Given the outcome of the November 1996 judgment, the Partnership has accrued the Gilbane and Moliterno awards of $770,070 and $155,000, respectively. The amounts are currently reflected within accounts payable and accrued expenses on the Partnership's June 30, 1997 balance sheet.

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

          During May 1997, the Partnership learned that on or about January 21, 1997, Feldman commenced a voluntary case for liquidation pursuant to chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of New York. On July 31, 1997, the Partnership filed a Proof of Claim in the Feldmans' chapter 7 case in the amount of $11,313,231.76, which includes interest of approximately $2.7 million on the $8.1 million judgment. Feldmans' chapter 7 case is jointly administered with the chapter 7 case of his wife. A chapter 7 trustee has been appointed for the chapter 7 estates of Feldman and his wife. The summary of the assets and liabilities filed by Feldman and his wife with the Bankruptcy Court in their chapter 7 case indicates that their assets are less than 1.5% of the scheduled liabilities. Based upon such schedules, it is likely that after payment of the expenses of the administration of Feldman's chapter 7 case, little or no distribution will be made to the Partnership as a holder of a general unsecured claim.

Items 2-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1997.



                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                    STAMFORD TOWERS LIMITED PARTNERSHIP

                    BY:  STAMFORD TOWERS, INC.
                         General Partner



Date:  August 13, 1997   BY: /s/Jeffrey C. Carter
                         Name:  Jeffrey C. Carter
                         Title: Director, President and Chief Financial Officer