Form 10-Q
period 1997-09-30
STAMFORD TOWERS LIMITED PARTNERSHIP
filed 1997-11-14
CIK 799149

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

               For the Quarterly Period Ended September 30, 1997

                                       or

    Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 33-8105


                      STAMFORD TOWERS LIMITED PARTNERSHIP

                                      AND

                        STAMFORD TOWERS DEPOSITARY CORP.
              ----------------------------------------------------
              Exact Name of Registrant as Specified in its Charter

Stamford Towers Limited Partnership
is a Delaware limited partnership                           13-3392080

Stamford Towers Depositary Corp.
is a Delaware corporation                                   13-3392081
-------------------------------                        --------------------
State or Other Jurisdiction                   I.R.S. Employer Identification No.
of Incorporation or Organization

3 World Financial Center, 29th Floor,
New York, NY    Attn.: Andre Anderson                          10285
-------------------------------------                         --------
Address of Principal Executive Offices                        Zip Code

                                 (212) 526-3237
                            ------------------------
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X    No
                                                 -----     -----

Balance Sheets                               At September 30,   At December 31,
                                                        1997              1996
Assets
Real estate, at cost:
 Land                                           $         --       $14,714,483
 Buildings and improvements                               --        52,933,678
 Tenant improvements                                      --         8,191,558
 Furniture, fixtures and equipment                        --           293,864
                                                          --        76,133,583
 Less accumulated depreciation                            --       (16,104,668)
                                                          --        60,028,915
Real estate assets held for disposition           45,575,000                --
Cash and cash equivalents                          5,252,557         5,668,459
Restricted cash                                      970,004           337,676
Accounts receivable                                   73,445            80,245
Deferred rent receivable                                  --         1,843,289
Deferred charges, net of accumulated amortization
 of $7,238 in 1997 and $701,187 in 1996              144,765            53,896
Prepaid expenses, net of accumulated amortization
 of  $934,564 in 1996                                194,317         1,632,689
  Total Assets                                   $52,210,088       $69,645,169
Liabilities and Partners' Capital
Liabilities:
 Accounts payable and accrued expenses           $ 2,564,086       $ 2,793,018
 Interest payable                                    117,179           134,080
 Due to affiliates                                    40,110           128,262
 Revolving loan payable                           18,429,150        17,798,291
  Total Liabilities                               21,150,525        20,853,651
Partners' Capital (Deficit):
 General Partner                                    (407,390)         (230,070)
 Limited Partners (7,826,300 units outstanding)   31,466,953        49,021,588
  Total Partners' Capital                         31,059,563        48,791,518
  Total Liabilities and Partners' Capital        $52,210,088       $69,645,169



Statement of Partners' Capital (Deficit)
For the nine months ended September 30, 1997
                                          General         Limited
                                          Partner        Partners         Total
Balance at December 31, 1996            $(230,070)   $ 49,021,588  $ 48,791,518
Net loss                                 (177,320)    (17,554,635)  (17,731,955)
Balance at September 30, 1997           $(407,390)   $ 31,466,953  $ 31,059,563



Statements of Operations
                                  Three months ended       Nine months ended
                                     September 30,            September 30,
                                   1997       1996        1997           1996
Income
Rental                         $1,260,087  $ 995,276   $ 3,701,414  $ 2,876,973
Interest                           66,802     67,833       192,511      197,488
Other                              98,081     53,978       314,348      168,952
  Total income                  1,424,970  1,117,087     4,208,273    3,243,413
Expenses
Property operating                596,436    657,837     1,881,197    1,871,648
Depreciation and amortization     537,474    522,972     1,628,519    1,544,592
Interest                          351,934    397,915     1,133,138    1,144,275
Professional fees                  54,254     84,346       111,882      225,141
General and administrative        113,855     42,554       292,487      110,663
Provision for loss on real estate
held for disposition           16,893,005         --    16,893,005           --
  Total expenses               18,546,958  1,705,624    21,940,228    4,896,319
  Net Loss                   $(17,121,988) $(588,537) $(17,731,955) $(1,652,906)
Net Loss Allocated:
To the General Partner       $   (171,220) $  (5,885) $   (177,320) $   (16,529)
To the Limited Partners       (16,950,768)  (582,652)  (17,554,635)  (1,636,377)
                             $(17,121,988) $(588,537) $(17,731,955) $(1,652,906)
Per limited partnership unit
(7,826,300 outstanding)            $(2.17)     $(.07)       $(2.24)       $(.21)


Statements of Cash Flows
For the nine months ended September 30,                 1997           1996
Cash Flows From Operating Activities
Net loss                                            $(17,731,955)  $(1,652,906)
Adjustments to reconcile net loss to net cash
used for operating activities:
 Depreciation                                          1,420,092     1,331,353
 Amortization                                            208,427       213,239
 Provision for loss on real estate held
   for disposition                                    16,893,005            --
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities
  Restricted cash                                       (632,328)     (246,185)
  Accounts receivable                                      6,800        22,309
  Deferred rent receivable                               107,381        60,353
  Deferred charges                                      (152,003)           --
  Prepaid expenses                                      (331,676)     (565,920)
  Accounts payable and accrued expenses                 (314,275)     (147,240)
  Interest payable                                       (16,901)        7,037
  Due to affiliates                                      (88,152)         (525)
Net cash used for operating activities                  (631,585)     (978,485)
Cash Flows From Investing Activities
Additions to real estate                                (415,176)   (1,161,343)
Net cash used for investing activities                  (415,176)   (1,161,343)
Cash Flows From Financing Activities
Borrowings under the revolving loan payable              630,859     1,315,139
Net cash provided by financing activities                630,859     1,315,139
Net decrease in cash and cash equivalents               (415,902)     (824,689)
Cash and cash equivalents, beginning of period         5,668,459     5,873,982
Cash and cash equivalents, end of period              $5,252,557    $5,049,293
Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest              $1,015,959    $1,137,238

Supplemental Disclosure of Non-Cash Investing Activities
Write-off of fully depreciated
  furniture, fixtures and equipment                   $   61,911    $   84,926
Write-off of fully depreciated tenant improvements        76,285            --
Write-off of fully amortized mortgage costs              755,083            --
Building improvements funded through accounts payable      1,293            --
Tenant improvements funded through accounts payable       84,050            --

Supplemental Disclosure of Non-Cash Operating Activities
In connection with the General Partner's intent to sell the Property in 1997, deferred rent receivable and prepaid leasing commissions in the amounts of $1,735,908 and $1,622,755, respectively, were reclassified to Real estate assets held for disposition.


Notes to the Financial Statements

The unaudited interim financial statements should be read in conjunction with the Partnership's annual 1996 audited financial statements within Form 10-K.

The unaudited interim financial statements include all adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of September 30, 1997 and the results of operations for the three and nine months ended September 30, 1997 and 1996, cash flows for the nine months ended September 30, 1997 and 1996, and the statement of partners' capital (deficit) for the nine months ended September 30, 1997. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

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

Another condition of the Financing is the establishment of a real estate tax escrow account set up with People's Bank (the "Lender") into which monthly deposits equal to 1/12th of the annual real estate taxes will be made. In addition, a deposit representing an amount equal to the 10% holdback on the contested tax years of July 1994 through May 31, 1997 was made prior to the closing. As of September 30, 1997 the balance in the real estate tax escrow account was $467,395.

Real Estate Assets Held For Disposition
The Partnership's real estate assets, deferred rent receivable and prepaid leasing commissions were reclassified on the balance sheet at September 30, 1997 to "Real estate assets held for disposition." Effective October 1, 1997, the Partnership will suspend depreciation and amortization in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In addition, the Partnership recognized a one-time expense of $16,893,005 as provision for loss on real estate held for disposition.


Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
The Partnership is currently preserving its funds to lease and operate two parcels of land located in Stamford, Connecticut with two commercial office buildings constructed thereon containing a total of 325,416 RSF (the "Project"). Through September 30, 1997, the Partnership's sources of liquidity have been net proceeds from the public offering of limited partnership units, rental receipts, proceeds from the mortgage loan discussed below and interest earned on the Partnership's cash balance.

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

Another condition of the Financing is the establishment of a real estate tax escrow account set up with the Lender into which monthly deposits equal to 1/12th of the annual real estate taxes will be made. In addition a deposit representing an amount equal to the 10% holdback on the contested tax years of July 1994 through May 31, 1997 was made prior to the closing. As of September 30, 1997 the balance in the real estate tax escrow account is $467,395.

The Project's overall occupancy remained at 78% as of September 30, 1997, compared to 72% as of year-end 1996. However, to date in the fourth quarter of 1997, one new lease totaling 5,238 square feet was executed. As a result, the Project is currently 79% leased.

The General Partner has decided to commence marketing the Project for sale. This determination was made after carefully considering a number of factors including, among others, the following: the recently improved operating performance of the Project; the overall health of the economy; the strengthening of national real estate and capital markets; and a number of proposals for the new development of buildings in Stamford that, if completed, would directly compete with the Project. Although the Partnership has retained the services of Insignia Capital Advisors Inc., a nationally recognized real estate broker, to assist in its marketing efforts, there can be no assurance that these efforts will result in a sale, or that a sale, if completed, will result in any particular level of net sales proceeds. Upon completion of the sale of the Project and resolution of the Partnership litigation, the General Partner intends to dissolve the Partnership and will make one or more liquidating distributions in accordance with the terms of the Partnership Agreement. It is anticipated, however, that certain reserves will need to be maintained for a period of time following the sale of the Project for certain contingent liabilities of the Partnership.

In light of the Partnership's marketing efforts, the Partnership's real estate assets, deferred rent receivable and prepaid leasing commissions were reclassified on the balance sheet at September 30, 1997 to "Real estate assets held for disposition." Effective October 1, 1997, the Partnership will suspend depreciation and amortization in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In addition, the partnership recognized a one time expense of $16,893,005 as provision for loss on real estate held for disposition.

Cash and cash equivalents totaled $5,252,557 at September 30, 1997 as compared to $5,668,459 at December 31, 1996. The decrease was primarily due to net cash used for real estate additions.

Restricted cash at September 30, 1997 totaled $970,004 as compared to $337,676 at December 31, 1996. The increase is primarily the result of the funding of the real estate tax escrow with People's Bank as required by the Modified Mortgage, and security deposits received by the Partnership from Life Extension Institute, a tenant in the North Tower, and Tradition Financial Services, a tenant in the South Tower.

At September 30, 1997, deferred charges net of accumulated amortization was $144,765, compared to $53,896 at December 31, 1996. The increase is the result of capitalized fees associated with the modification of the revolving loan agreement with People's Bank, offset by amortization of these fees.

Prepaid expenses totaled $194,317 at September 30, 1997 as compared to $1,632,689 at December 31, 1996. The decrease is primarily due to the reclassification of prepaid leasing commissions to "Real estate assets held for disposition" as discussed above. The remaining balance consists of prepaid real estate taxes and insurance.

At September 30, 1997, interest payable was $117,179 as compared to $134,080 at December 31, 1996. The decrease is the due to a lower monthly interest rate and amortization of the mortgage in accordance with the loan modification.

Due to affiliates totaled $40,110 at September 30, 1997 as compared to $128,262 at December 31, 1996. The decrease is primarily due to the payment of fees and compensation in connection with the organization, syndication and acquisition services rendered at the inception of the Partnership which were earned, but had remained unpaid.

Results of Operations
The Partnership incurred net losses of $17,121,988 and $17,731,955, respectively, for the three and nine months ended September 30, 1997, as compared with net losses of $588,537 and $1,652,906, respectively, for the corresponding periods in 1996. The higher net losses are primarily the result of a loss in the amount of $16,893,005 recognized in 1997 in compliance with Financial Accounting Standard No. 121. Excluding this loss, the Partnership incurred adjusted net losses of $228,983 and $838,950, respectively, for the three and nine months ended September 30, 1997. The lower adjusted net losses in 1997 were primarily the result of higher rental income.

Rental income totaled $1,260,087 and $3,701,414, respectively, for the three and nine months ended September 30, 1997 as compared to $995,276 and $2,876,973, respectively, for the corresponding periods in 1996. The increase is primarily due to the addition of new tenants to the North Tower and South Tower.

For the three and nine months ended September 30, 1997, other income was $98,081 and $314,348, respectively, compared to $53,978 and $168,952 for the corresponding periods in 1996. The increase is the result of higher tenant reimbursements attributable to the increase in occupancy during the 1997 period.

Property operating expenses were $596,436 and $1,881,197, respectively, for the three and nine months ended September 30, 1997, largely unchanged from $657,837 and $1,871,648, respectively, for the corresponding periods in 1996, as increases in utilities, cleaning and security costs were offset by lower repairs and maintenance and payroll costs.

Professional fees totaled $54,254 and $111,882 for the three and nine months ended September 30, 1997 compared with $84,346 and $225,141 for the 1996 periods. The decrease is attributable to lower engineering consulting fees associated with the Gilbane litigation (See Part II, Item 1), and lower legal fees associated with leasing activity in the South Tower during the second quarter of 1996.

For the three and nine months ended September 30, 1997, general and administrative expenses were $113,855 and $292,487, respectively, compared to $42,554 and $110,663 for the corresponding 1996 periods. During the 1997 periods, certain expenses incurred by the General Partner, its affiliates and an unaffiliated third party service provider in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in prior periods, were reimbursable to the General Partner and its affiliates. The increase is also partially the result of increased costs associated with the printing and mailing of investor correspondence.


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

          In December 1990, a subcontractor of the Project, Moliterno Stone Sales, Inc. ("Moliterno") filed a mechanic's lien against the Property in the sum of $155,936. On December 11, 1991, Moliterno filed a cross-claim against the Partnership in the Gilbane Action. Moliterno seeks foreclosure on its mechanic's lien, monetary damages, and possession of the Project. An application to discharge Moliterno's mechanic's lien was filed by the Partnership on April 30, 1993. In September 1995, the Partnership filed its answer, special defenses and counterclaims to Moliterno's cross- claim, alleging that Moliterno was negligent, breached its contract and an implied warranty, and engaged in unfair trade practices in performing its work on the Property.

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

          In November 1996, Judge Ryan of the Connecticut Superior Court (the "Court") entered a decision in this proceeding. The decision awarded Gilbane $770,070 without interest on one of its claims against the Partnership and dismissed Gilbane's remaining claims. The Court also awarded Moliterno $155,000 without interest on its claim against the Partnership. All remaining claims, including the Partnership's counterclaims, were dismissed.

          Motions to alter the decision were denied by the Court on March 13, 1997. On October 24, 1997, the Court entered a final judgment confirming the foregoing awards and further awarding Gilbane and Moliterno interest and attorneys' fees of approximately $397,000 and $72,000, respectively. It is anticipated that both the Partnership and Gilbane will appeal.

          Given the outcome of the November 1996 judgment, the Partnership has accrued the Gilbane and Moliterno awards of $770,070 and $155,000, respectively. The amounts are currently reflected within accounts payable and accrued expenses on the Partnership's September 30, 1997 balance sheet.

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

          During May 1997, the Partnership learned that on or about January 21, 1997, Feldman commenced a voluntary case for liquidation pursuant to chapter 7 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Eastern District of New York. On July 31, 1997, the Partnership filed a Proof of Claim in Feldman's chapter
          7 case in the amount of $11,313,231.76, which includes interest of approximately $2.7 million on the $8.1 million judgment. Feldman's chapter 7 case is jointly administered with the chapter 7 case of his wife. A chapter 7 trustee has been appointed for the chapter 7 estates of Feldman and his wife. The summary of the assets and liabilities filed by Feldman and his wife with the Bankruptcy Court in their chapter 7 case indicates that their assets are less than 1.5% of the scheduled liabilities. Based upon such schedules, it is likely that after payment of the expenses of the administration of Feldman's chapter 7 case, little or no distribution will be made to the Partnership as a holder of a general unsecured claim.

Items 2-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

               (a)  Exhibits -

                    (27) Financial Data Schedule

               (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended September 30, 1997.



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



                    STAMFORD TOWERS LIMITED PARTNERSHIP

                             BY:  STAMFORD TOWERS, INC.
                                  General Partner



Date:  November 14, 1997          BY:  /s/Jeffrey C. Carter
                                  Name:  Jeffrey C. Carter
                                  Title: Director, President and
                                  Chief Financial Officer