Form 10-K
period 1997-12-31
STAMFORD TOWERS LIMITED PARTNERSHIP
filed 1998-03-30
CIK 799149

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

X  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                Act of 1934
                For the fiscal year ended December 31, 1997
                                    or
      Transition Report Pursuant to Section 13 or 15(d) of the Securities
                           Exchange Act of 1934
          For the transition period from                      to

                     Commission file number:  33-8105


                    STAMFORD TOWERS LIMITED PARTNERSHIP
                                    and
                     STAMFORD TOWERS DEPOSITARY CORP.
           Exact name of registrant as specified in its charter


State or other jurisdiction of incorporation I.R.S. Employer Identification No. or organization

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

Documents Incorporated by Reference: Portions of Parts I, II, III, IV are incorporated by reference to the Partnership's Annual Report to Unitholders for the year ended December 31, 1997.


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

Accordingly, on July 19, 1990, the Partnership closed a mortgage loan (the "Financing") with People's Bank ("People's") to provide mortgage financing to the Partnership. The Financing consisted of a $25 million, seven-year, revolving loan payable, secured by a non-recourse first mortgage on the Property. On February 17, 1994, the Partnership entered into a loan modification agreement with People's (the "First Loan Modification"), which reduced the interest rate on the loan, reduced the principal balance and eliminated the interest reserve line item. On May 15, 1997, the Partnership entered into a second modification of the mortgage loan with People's (the "Second Loan Modification") which, among other provisions, extended the maturity date until June 1, 2004, split the mortgage into two components and established certain escrows. For the terms of the First and Second Loan Modifications, see Note 7 to the Financial Statements contained in the Partnership's 1997 Annual Report to Unitholders, incorporated herein by reference to Exhibit 13 in Item 14. As of December 31, 1997, the principal balance of the loan was $18,365,631 plus interest payable of $116,775 for a total balance of $18,482,406.

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

During the third quarter of 1997, the General Partner decided to commence marketing the Property for sale. This determination was made after consideration of a number of factors including, among others, the following:
the recently improved operating performance of the Property; the overall health of the economy; the strengthening of national real estate and capital markets; and a number of proposals for the new development of buildings in Stamford that, if completed, would directly compete with the Property. On March 17, 1998, the Partnership entered into an agreement to sell the Property (the "Purchase Agreement") to Reckson Operating Partnership, L.P. (the "Buyer"), a Delaware limited partnership unaffiliated with the Partnership. Pursuant to the terms of the Purchase Agreement, the Buyer agreed to acquire the Property for consideration in the amount of $61,315,000 in cash (the "Purchase Price"), subject to adjustments in respect of certain closing costs (the "Sale").

The proposed Sale is subject to the satisfaction of certain conditions. Pursuant to the terms of the Partnership Agreement, Limited Partners holding a majority of limited partnership interests will have the right to disapprove of the Sale. An information statement will be mailed to the Limited Partners shortly detailing information concerning the proposed Sale and subsequent distribution by the Partnership.

There can be no assurance that the Sale will be completed. Upon completion of the sale of the Property, the General Partner intends to dissolve the Partnership and will make one or more liquidating distributions in accordance with the terms of the Partnership Agreement. It is anticipated, however, that certain reserves will need to be maintained for a period of time following the sale of the Property for certain contingent liabilities of the Partnership.

The Partnership has no employees. Until October 1996, full-time property management services were provided by CB Commercial Real Estate Group Inc. In October 1996, the Partnership changed property management firms to Rostenberg-Doern & Company, which also serves as the Property's exclusive leasing agent. In March 1997, Rostenberg-Doern & Company was acquired by the Edward S. Gordon Co., which is owned by Insignia Financial Group, Inc., and the name of the firm was changed to Insignia/ESG.

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

Leasing Status

The Property's overall occupancy was 79% at December 31, 1997, compared to 72% at December 31, 1996. A breakdown of the Property's tenants, occupied square footage and leasing activity during 1997 is incorporated herein by reference to the "Property Profile" section of the Partnership's 1997 Annual Report to Unitholders contained in Exhibit 13 under Item 14.

Citicorp North America, Inc. ("Citicorp") leases approximately 136,000 rentable square feet in the Property's North Tower. For information regarding the lease with Citicorp, refer to Note 5 "Lease Agreement with Citicorp North America, Inc." of the Notes to the Financial Statements of the Partnership's 1997 Annual Report to Unitholders, contained in Exhibit 13 under Item 14.


ITEM 3.  Legal Proceedings

The Partnership had been involved in litigation with the Property's former construction manager, Gilbane Building Company ("Gilbane"), and a subcontractor, Moliterno Stone Sales, Inc. ("Moliterno"). In this suit, Gilbane and Moliterno, respectively, sought $2.65 million and $155,000 in damages, plus interest and other relief. On November 18, 1996, the Connecticut Superior Court (the "Court") awarded Gilbane $770,070 and Moliterno $155,000. All remaining claims, including the Partnership's counterclaims, were dismissed. On October 24, 1997, the Court entered a final judgment containing the foregoing awards and further awarding Gilbane and Moliterno interest and attorneys' fees of approximately $469,000. In December 1997, the Partnership paid $1,171,758 to Gilbane and $200,000 to Moliterno in settlement of all amounts due pursuant to the final judgment.

The Partnership entered into a development contract with an unaffiliated party, Edlar, Inc. (the "Developer") which was personally guaranteed by Edward Feldman ("Feldman"). Following construction of the Property, the Partnership commenced an arbitration proceeding in January 1989 against the Developer to resolve various disputes and seeking certain monetary recoveries. On January 24, 1993, the arbitration panel issued its decision awarding approximately $8.1 million to the Partnership, as well as certain declaratory relief. Subsequently, the Partnership obtained a judgment from a court of the State of New York for the full amount of arbitration award in the sum of approximately $8.1 million against the Developer and also against Feldman pursuant to his guaranty.

On or about January 21, 1997, Feldman and his wife commenced a voluntary case for liquidation pursuant to chapter 7 of the United States Bankruptcy Code.
On July 31, 1997, the Partnership filed a Proof of Claim in the Feldmans' chapter 7 case in the amount of $11,313,232, which includes interest of approximately $2.7 million on the $8.1 million judgment. The summary of the assets and liabilities filed by Feldman and his wife with the Bankruptcy Court in their chapter 7 case indicates that their assets are less than 1.5% of the scheduled liabilities. Based upon such schedules, it is likely that after payment of the expenses of the administration of Feldmans' chapter 7 case, little or no distribution will be made to the Partnership as a holder of a general unsecured claim.


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

(b)  Holders. As of December 31, 1997, there were 8,535 Unit Holders.

(c) Distribution of Net Cash Flow. For information regarding the Partnership's policy with respect to distribution of net cash flow, refer to Note 3 "The Partnership Agreement" of the Notes to the Financial Statements, included in the Partnership's Annual Report for the year ended December 31, 1997, which is filed as an exhibit under Item 14.


ITEM 6.  Selected Financial Data

Set forth below is the selected financial data for the years ended December 31,

                        1997         1996         1995         1994        1993

Rental Income   $  5,074,594  $ 4,144,475  $ 2,947,857  $ 2,486,730 $ 2,392,211

Interest Income      252,763      256,063      319,278      192,911     182,101

Provision for
  Loss on Real
  Estate Held for
  Disposition     (3,310,365)           _            _            _           _

Net Loss          (4,322,230)  (2,660,356)  (3,017,904)  (3,711,936) (4,387,694)

Net Loss per
  Unit (1)              (.55)        (.34)        (.38)        (.47)       (.56)

Total Assets      64,935,053   69,645,169   69,670,348   70,989,125  74,328,520

Revolving loan
  payable         18,365,361   17,798,291   16,483,152   15,407,772  14,951,320


(1) Based upon the weighted average number of Units (7,826,300) outstanding at year end.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Partnership is currently preserving its funds to lease and operate two parcels of land located in Stamford, Connecticut with two commercial office buildings constructed thereon containing a total of 325,416 RSF (the "Project"). Through December 31, 1997, the Partnership's sources of liquidity have been net proceeds from the public offering of limited partnership units, rental receipts, proceeds from the mortgage loan discussed below and interest earned on the Partnership's cash balance.

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

On May 15, 1997, the Partnership entered into a second modification of the First Mortgage Loan with People's which extends the maturity date until June 1, 2004 (the "Modified Mortgage"). The Modified Mortgage is split into two components: (i) the permanent portion (the "Permanent Portion") which is comprised of the existing balance of the First Mortgage Loan, closing costs associated with the Modified Mortgage and any future drawdowns, and (ii) the development portion (the "Development Portion") from which the Partnership may request the drawdown of funds with People's approval to fund the costs of leasing the Property. At closing, the balance of the Permanent Portion was $18,491,473 which included recent drawdowns for leasing costs and the closing costs associated with the Modified Mortgage and the balance of the Development Portion was $5,958,322. Annually, any borrowings under the Development Portion of the Modified Mortgage will be added to the Permanent Portion and reduce the funds available for future drawdowns by a commensurate amount. The Permanent Portion currently bears interest at an initial rate of 7.63% and is amortized over a 25 year period and the Development Portion currently bears interest at an initial rate of 7.83%. Interest rates on both the Permanent Portion and the Development Portion are adjusted annually on June 1, beginning June 1, 1998.
As of December 31, 1997, the principal balance of the loan was $18,365,631 plus interest payable of $116,775 for a total balance of $18,482,406, as compared to a total balance of $17,932,371 as of December 31, 1996. The increase is due to additional borrowings in 1997 to fund tenant improvements relating to new leases signed at the Project.

Another condition of the second modification is the establishment of a real estate tax escrow account set up with the Lender into which monthly deposits equal to 1/12th of the annual real estate taxes will be made. In addition, a deposit representing an amount equal to the 10% holdback on the contested tax years of July 1994 through May 31, 1997 was made prior to the closing. As of December 31, 1997 the balance in the real estate tax escrow account was $656,626.

The Property's overall occupancy was 79% at December 31, 1997, compared to 72% at December 31, 1996.

During the third quarter of 1997, the General Partner decided to commence marketing the Property for sale. This determination was made after consideration of a number of factors including, among others, the following: the improved operating performance of the Property; the overall health of the economy; the strengthening of national real estate and capital markets; and a number of proposals for the new development of buildings in Stamford that, if completed, would directly compete with the Property. On March 17, 1998, the Partnership entered into an agreement to sell the Property (the "Purchase Agreement") to Reckson Operating Partnership, L.P. (the "Buyer"), a Delaware limited partnership unaffiliated with the Partnership. Pursuant to the terms of the Purchase Agreement, the Buyer agreed to acquire the Property for consideration in the amount of $61,315,000 in cash (the "Purchase Price"), subject to adjustments in respect of certain closing costs (the "Sale").

The proposed Sale is subject to the satisfaction of certain conditions. Pursuant to the terms of the Partnership Agreement, Limited Partners holding a majority of limited partnership interests will have the right to disapprove of the Sale. An information statement will be mailed to the Limited Partners shortly detailing information concerning the proposed Sale and subsequent distribution by the Partnership.


There can be no assurance that the Sale will be completed. The General Partner intends to dissolve the Partnership and will make one or more liquidating distributions in accordance with the terms of the Partnership Agreement. It is anticipated, however, that certain reserves will need to be maintained for a period of time following the sale of the Property for certain contingent liabilities of the Partnership.

In light of the Partnership's marketing efforts, the Partnership's real estate assets, deferred rent receivable and prepaid leasing commissions were reclassified on the balance sheet at September 30, 1997 to "Real estate assets held for disposition." Effective October 1, 1997, the Partnership suspended depreciation and amortization in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In addition, the partnership recognized a one time expense of $3,310,365 as a provision for loss on real estate held for disposition.

Cash and cash equivalents totaled $3,960,408 at December 31, 1997 as compared to $5,668,459 at December 31, 1996. The decrease was primarily due the payment of settlement costs associated with the Gilbane/Moliterno litigation (see
Item 3), and to the funding of real estate improvements at the Property.

Restricted cash at December 31, 1997 totaled $1,213,209 as compared to $337,676 at December 31, 1996. The increase is primarily the result of the funding of the real estate tax escrow pursuant to the terms of the Modified Mortgage, and security deposits received from new tenants by the Partnership.

At December 31, 1997, deferred charges net of accumulated amortization, were $139,336, compared to $53,896 at December 31, 1996. The increase is the result of capitalized fees associated with the Modified Mortgage, offset partially by amortization of these fees.

Accounts payable and accrued expenses totaled $1,903,249 at December 31, 1997, compared to $2,793,018 at December 31, 1996. The decrease is primarily attributable to the payment of settlements awarded to Gilbane and Moliterno in December 1997 (see Item 3). The decrease was partially offset by an increase in security deposits received for recent leases signed at the Property.

Due to affiliates totaled $80,110 at December 31, 1997, compared to $128,262 at December 31, 1996. The decrease is primarily due to the payment of fees and compensation in connection with the organization, syndication and acquisition services rendered at the inception of the Partnership which had been deferred.

Results of Operations

1997 vs. 1996

The Partnership incurred a net loss of $4,322,230 for the year ended
December 31, 1997, compared with a net loss of $2,660,356 in 1996. The higher net loss in 1997 is primarily the result of a provision for loss on real estate held for disposition in the amount of $3,310,365 in compliance with Statement of Financial Accounting Standards No. 121.

Rental income totaled $5,074,594 for the year ended December 31, 1997, compared to $4,144,475 for the year ended December 31, 1996. The increase is primarily due to the increase in the Property's occupancy.

For year ended December 31, 1997, other income was $392,117, compared to $474,457 in 1996. The decrease is primarily due to higher tenant improvement reimbursements in the 1996 period, and was partially offset by an increase in lease payment escalations in the 1997 period due to an increase in occupancy.

Total expenses for the year ended December 31, 1997 were $10,041,704 compared with $7,535,351 in 1996. The increase is primarily attributable to the provision for loss on real estate held for disposition. Depreciation and amortization for the year ended December 31, 1997 was $1,633,948, compared to $2,070,391 in 1996. Effective October 1, 1997, the Partnership suspended depreciation and amortization in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." Property operating expenses were $2,502,410 for the year ended December 31, 1997, compared to $2,584,730 in 1996. The decrease is primarily attributable to a decline in repairs and maintenance expense, advertising and promotion costs, and real estate taxes. The decrease was partially offset by an increase in cleaning expenses. Settlement costs totaled $446,688 for the year ended December 31, 1997, compared to $925,070 for the year ended December 31, 1996. Amounts in both periods consist of amounts awarded to Gilbane and Moliterno, including interest and attorneys' fees, pursuant to the litigation settlement (see
Item 3). Interest expense totaled $1,483,868 for the year ended December 31, 1997, compared with $1,549,523 in 1996. The decrease was due to the lower interest rate on the Modified Mortgage which became effective May 15, 1997.

Partnership service fees totaled $282,816 for the year ended December 31, 1997, compared with $115,406 for the year ended December 31, 1996. Effective as of January 1, 1997, the Partnership began reimbursing certain expenses incurred by the General Partner and its affiliates in servicing the Partnership to the extent permitted by the partnership agreement. In prior years, affiliates of the General Partner had voluntarily absorbed these expenses. Such amounts totaled $143,799 for the year ended December 31, 1997. General and administrative expenses totaled $136,685 for the year ended December 31, 1997, compared to $31,707 for the year ended December 31, 1996. During the 1997 period, certain expenses incurred by the General Partner and its affiliates in servicing the Partnership, which were voluntarily absorbed by affiliates of the General Partner in the prior periods, were reimbursable to the General Partner and its affiliates.

1996 vs. 1995

The Partnership incurred a net loss of $2,660,356 for the year ended December 31, 1996 compared with a net loss of $3,017,904 for the year ended December 31, 1995. The reduction in the net loss in 1996 was primarily attributable to the increase in rental income resulting from the addition of new tenants in the South Tower and the Citicorp Lease Extension, partially offset by the accrual of the November 18, 1996 judgment amounts awarded to Gilbane and Moliterno.

Rental income increased by 41%, to $4,144,475 in 1996, from $2,947,857 in 1995, primarily due to increased occupancy in the South Tower and a reduction in the amortization of deferred rent relating to the Citicorp Lease Extension. Interest income for the year ended December 31, 1996 was $256,063 as compared to $319,278 for the year ended December 31, 1995. The decrease was the result of the Partnership maintaining lower average cash balances in 1996. Other income increased to $474,457 in 1996 from $331,828 in 1995, primarily due to the reimbursement of tenant improvements in 1996.

Total expenses for the year ended December 31, 1996 were $7,535,351 compared with $6,616,867 in 1995. The increase was primarily attributable to the $925,070 judgment awarded to Gilbane and Moliterno and an increase in interest expense and property operating expenses, partially offset by lower depreciation and amortization and professional fees. Depreciation and amortization for the year ended December 31, 1996 was $2,070,391 compared to $2,446,866 in 1995.
The decrease in depreciation and amortization was attributable to the Citicorp Lease Extension which extended the length of Citicorp's lease and the corresponding asset life of the tenant improvements. Property operating expenses increased to $2,584,730 from $2,308,093 in 1995, primarily due to increases in utilities, cleaning, security and repairs and maintenance expenses arising from increased occupancy in the South Tower. Interest expense relating to the revolving loan payable increased to $1,549,523 in 1996 from $1,289,309 in 1995. Interest expense increased due to a drawdown in July 1995 to fund leasing commissions associated with the Citicorp Lease Extension, the additional borrowings in 1996 to fund leasing commissions and tenant improvements associated with the new leases in the South Tower and, to a lesser extent, an increase in the average interest rate as discussed above. Professional fees totaled $258,524 in 1996 compared with $434,597 in 1995. The decrease was attributable to lower legal fees in 1996 associated with the Gilbane litigation.


ITEM 8.  Financial Statements and Supplementary Data

Incorporated by reference to the Partnership's Annual Report to Unitholders for the fiscal year ended December 31, 1997, which is filed as an exhibit under
Item 14. Supplementary data is incorporated by reference to page F-1 of this report.


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

Set forth below are the names, positions and offices held, and a brief account of the business experience during the past five years of each Director and Executive Officer of the General Partner and the Assignor Limited Partner as of December 31, 1997. Each such officer and director holds a similar position in the General Partner and the Assignor Limited Partner.

          Name                   Office
          Rocco F. Andriola      Director
          Jeffrey C. Carter      Director, President & Chief Financial Officer
          Timothy E. Needham     Vice President

Rocco F. Andriola, 39, is a Managing Director of Lehman Brothers in its Diversified Asset Group and has held such position since October 1996. Since joining Lehman in 1986, Mr. Andriola has been involved in a wide range of restructuring and asset management activities involving real estate and other direct investment transactions. From June 1991 through September 1996, Mr. Andriola held the position of Senior Vice President in Lehman's Diversified Asset Group. From June 1989 through May 1991, Mr. Andriola held the position of First Vice President in Lehman's Capital Preservation and Restructuring Group. From 1986 to 1989, Mr. Andriola served as a Vice President in the Corporate Transactions Group of Shearson Lehman Brothers' office of the general counsel. Prior to joining Lehman, Mr. Andriola practiced corporate and securities law at Donovan Leisure Newton & Irvine in New York. Mr. Andriola received a B.A. from Fordham University, a J.D. from New York University School of Law, and an LLM in Corporate Law from New York University's Graduate School of Law.

Jeffrey C. Carter, 52, is a Senior Vice President of Lehman Brothers in the Diversified Asset Group. Mr. Carter joined Lehman Brothers in September 1988. From 1972 to 1988, Mr. Carter held various positions with Helmsley-Spear Hospitality Services, Inc. and Stephen W. Brener Associates, Inc. including Director of Consulting Services at both firms. From 1982 through 1987, Mr. Carter was President of Keystone Hospitality Services, an independent hotel consulting and brokerage company. Mr. Carter received his B.S. degree in Hotel Administration from Cornell University and an M.B.A. degree from Columbia University.

Timothy E. Needham, 29, is an Assistant Vice President of Lehman Brothers Inc. and assists in the management of commercial real estate in the Diversified Asset Group. Mr. Needham joined Lehman in September 1995. Prior to joining Lehman, Mr. Needham was a consultant with KPMG Peat Marwick LLP in the Banking and Investment Services Group from 1994-1995. Mr. Needham received his master's degree in international management from the American Graduate School of International Management in December 1993. Mr. Needham is currently a candidate for the designation of Chartered Financial Analyst, Level III.


ITEM 11.  Executive Compensation

The Directors and Officers of the General Partner and the Assignor Limited Partner do not receive any salaries or other compensation from the Partnership or the Assignor Limited Partner.

The General Partner is entitled to varying percentages of Net Cash Flow distributed in any fiscal year and to varying percentages of the Net Proceeds of capital transactions. See Note 3 "The Partnership Agreement" of the Notes to the Financial Statements, included in the Partnership's Annual Report to Unitholders for the year ended December 31, 1997, which is filed as an exhibit under Item 14.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

As of December 31, 1997, the only entity known by the Partnership to be the beneficial owner of more than 5% of the Units was Chrysler Master Pension Trust, U/A/D 5/28/56, 12,000 Chrysler Drive, Highland Park, Michigan, which was the beneficial owner of 450,000 Units or approximately 5.74% of the total outstanding Units.

As of December 31, 1997, neither the General Partner nor any of its officers or directors held any Units.


ITEM 13.  Certain Relationships and Related Transactions

The General Partner or its affiliates earned fees and compensation in connection with the syndication, acquisition, and organization services rendered to the Partnership. As of December 31, 1997, $80,110 remained unpaid.

Under the terms of the Partnership Agreement, the General Partner and certain affiliates may be reimbursed by the Partnership for certain operational expenses, including but not limited to audit, appraisal, legal and tax preparation fees as well as costs of data processing. Effective as of January 1, 1997, the Partnership began reimbursing certain expenses incurred by the General Partner and its affiliates in servicing the Partnership to the extent permitted by the partnership agreement. In prior years, affiliates of the General Partner had voluntarily absorbed these expenses. Such amounts totaled $143,799 for the year ended December 31, 1997.


                               PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)(1)  Financial Statements and Schedules.
                                                                 Page

  Balance Sheets at December 31, 1997 and 1996                    (1)

  Statements of Partners' Capital (Deficit) for the years
  ended December 31, 1997, 1996 and 1995                          (1)

  Statements of Operations for the years ended December 31,
  1997, 1996 and 1995                                             (1)

  Statements of Cash Flows for the years ended December 31,
  1997, 1996 and 1995                                             (1)

  Notes to the Financial Statements                               (1)

  Report of Independent Auditors                                  (1)

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

  (1) Incorporated by reference to the Partnership's Annual Report to Unitholders for the year ending December 31, 1997, filed as an exhibit under Item 14.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed during the three months ended December 31, 1997.


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

 13.   Annual Report to Unitholders for the year ended December 31, 1997.

 23.   Consent of Ernst & Young LLP, Independent Auditors

 27.   Financial Data Schedule.


                             SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                          STAMFORD TOWERS DEPOSITARY CORP.
                          STAMFORD TOWERS LIMITED PARTNERSHIP

                          BY:  Stamford Towers, Inc.
                               General Partner



  Date: March 30, 1998    BY:  /s/ Jeffrey C. Carter
                          Name:    Jeffrey C. Carter
                          Title:   Director, President and Chief Financial
                                   Officer




  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capabilities and on the dates indicated.



                          STAMFORD TOWERS, INC. and
                          STAMFORD TOWERS DEPOSITARY CORP.
                          General Partner




  Date:  March 30, 1998   BY:  /s/Jeffrey C. Carter
                          Name:   Jeffrey C. Carter
                          Title:  Director, President and Chief Financial
                                  Officer



  Date:  March 30, 1998   BY:  /s/Rocco F. Andriola
                          Name:   Rocco F. Andriola
                          Title:  Director



  Date:  March 30, 1998   BY:  /s/Timothy E. Needham
                          Name:   Timothy E. Needham
                          Title:  Vice President