Form 10-Q
period 1998-03-31
STAMFORD TOWERS LIMITED PARTNERSHIP
filed 1998-05-15
CIK 799149

United States Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
 X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange --- Act of 1934

                 For the Quarterly Period Ended March 31, 1998

                                       or

    Transition Report Pursuant to Section 13 or 15(d) of the Securities --- Exchange Act of 1934

                For the Transition period from ______  to ______


                        Commission File Number: 33-8105


                      STAMFORD TOWERS LIMITED PARTNERSHIP

                                      AND

                        STAMFORD TOWERS DEPOSITARY CORP.
                      -----------------------------------
              Exact Name of Registrant as Specified in its Charter

Stamford Towers Limited Partnership
is a Delaware limited partnership                        13-3392080

Stamford Towers Depository Corp.
is a Delaware corporation                                13-3392081
--------------------------------                      ----------------
State or Other Jurisdiction                 I.R.S. Employer Identification No.
of Incorporation or Organization

3 World Financial Center, 29th Floor,
New York, NY    Attn.: Andre Anderson                       10285
-------------------------------------                      -------
Address of Principal Executive Offices                     Zip Code

                                 (212) 526-3237
                            ------------------------
               Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                                ---      ---


Balance Sheets                                  At March 31,   At December 31,
                                                       1998              1997
Assets                                          -----------     -------------

Real estate assets held for disposition         $59,587,123       $59,532,125
Cash and cash equivalents                         4,367,742         3,960,408
Restricted cash                                   1,073,555         1,213,209
Accounts receivable                                 164,987            65,764
Deferred charges, net of accumulated amortization
 of $18,095 in 1998 and $12,667 in 1997             133,908           139,336
Prepaid expenses                                    154,371            24,211
                                                 ----------        ----------
  Total Assets                                  $65,481,686       $64,935,053
                                                 ==========        ==========

Liabilities and Partners' Capital
Liabilities:
 Accounts payable and accrued expenses          $   723,786       $ 1,903,249
 Interest payable                                   116,364           116,775
 Due to affiliates                                   57,500            80,110
 Revolving loan payable                          18,300,891        18,365,631
                                                 ----------        ----------
  Total Liabilities                              19,198,541        20,465,765

Partners' Capital (Deficit):
 General Partner                                   (255,153)         (273,292)
 Limited Partners (7,826,300 units outstanding)  46,538,298        44,742,580
                                                 ----------        ----------
  Total Partners' Capital                        46,283,145        44,469,288
                                                 ----------        ----------
  Total Liabilities and Partners' Capital       $65,481,686       $64,935,053
                                                 ==========        ==========



Statement of Partners' Capital (Deficit)
For the three months ended March 31, 1998

                                           General       Limited
                                           Partner      Partners         Total
                                          --------    ----------    ----------
Balance at December 31, 1997             $(273,292)  $44,742,580   $44,469,288
Net income                                  18,139     1,795,718     1,813,857
                                          --------    ----------    ----------
Balance at March 31, 1998                $(255,153)  $46,538,298   $46,283,145
                                          ========    ==========    ==========



Statements of Operations
For the three months ended March 31,

Income                                                  1998          1997
-----------                                           ---------     ---------
Rental                                               $1,392,834    $1,248,859
Interest                                                 43,723        61,946
Real estate tax abatement                             1,109,340            --
Other                                                   326,740       125,770
  Total income                                        2,872,637     1,436,575

Expenses
-----------
Property operating                                      558,881       684,591
Depreciation and amortization                             5,428       533,360
Interest                                                349,503       402,241
Professional fees                                        96,910        40,393
Partnership service fees                                 39,825        63,353
General and administrative                                8,233        26,432
  Total expenses                                      1,058,780     1,750,370
                                                      ---------     ---------
  Net Income (Loss)                                  $1,813,857    $ (313,795)
                                                      =========     =========

Net Income (Loss) Allocated:
To the General Partner                               $   18,139    $   (3,138)
To the Limited Partners                               1,795,718      (310,657)
                                                      ---------     ---------
                                                     $1,813,857    $ (313,795)
                                                      =========     =========
Per limited partnership unit (7,826,300 outstanding)       $.23         $(.04)
                                                      =========     =========


Statements of Cash Flows
For the three months ended March 31,                     1998          1997
Cash Flows From Operating Activities:
Net income (loss)                                     $1,813,857    $(313,795)
Adjustments to reconcile net loss to net cash
used for operating activities:
 Depreciation and amortization                             5,428      533,360
 Increase (decrease) in cash arising from changes in
 operating assets and liabilities:
  Restricted cash                                        139,654     (151,669)
  Accounts receivable                                    (99,223)      26,741
  Deferred rent receivable                                    --      (19,442)
  Prepaid expenses                                      (130,160)    (223,545)
  Accounts payable and accrued                        (1,179,463)     104,515
  Interest payable                                          (411)          --
  Due to affiliates                                      (22,610)      21,659
                                                       ---------     --------
Net cash provided by (used for) operating activities     527,072      (22,176)

Cash Flows From Investing Activities:
Additions to real estate                                 (54,998)    (382,437)
Net cash used for investing activities                   (54,998)    (382,437)

Cash Flows From Financing Activities:
Principal payments under the revolving loan payable      (64,740)          --
Net cash used for financing activities                   (64,740)          --
                                                       ---------    ---------
Net increase (decrease) in cash and cash equivalents     407,334     (404,613)
                                                       ---------    ---------
Cash and cash equivalents, beginning of period         3,960,408    5,668,459
                                                       ---------    ---------
Cash and cash equivalents, end of period              $4,367,742   $5,263,846
                                                       =========    =========

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest              $  349,914   $  402,241

Supplemental Disclosure of Non-Cash Investing Activities:
Write-off of fully depreciated
  furniture, fixtures and equipment                   $       --   $   61,910
Write-off of fully depreciated tenant improvements            --       76,285
Building improvements funded through accounts payable         --       44,893
Tenant improvements funded through accounts payable           --       49,985


Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1997 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of March 31, 1998 and the results of operations and cash flows for the three-month period ended March 31, 1998 and 1997 and the statement of partners' capital (deficit) for the three-month period ended March 31, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant event has occurred subsequent to fiscal year 1997, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On March 17, 1998, the Partnership entered into an agreement to sell its property, Stamford Towers (the "Purchase Agreement") to Reckson Operating Partnership, L.P. (the "Buyer"), a Delaware limited partnership unaffiliated with the Partnership. Pursuant to the terms of the Purchase Agreement, the Buyer agreed to acquire Stamford Towers for consideration in the amount of $61,315,000 in cash (the "Purchase Price"), subject to adjustments in respect of certain closing costs (the "Sale").

The proposed Sale is subject to the satisfaction of certain conditions. Pursuant to the terms of the Partnership Agreement, Limited Partners holding a majority of limited partnership interests will have the right to disapprove of the Sale. On May 1, 1998, an information statement was mailed to the Limited Partners detailing information concerning the proposed Sale and subsequent distribution by the Partnership.

There can be no assurance that the Sale will be completed. Upon completion of the Sale, the General Partner intends to dissolve the Partnership and will make one or more liquidating distributions in accordance with the terms of the Partnership Agreement. It is anticipated, however, that certain reserves will need to be maintained for a period of time following the Sale for certain contingent liabilities of the Partnership.


Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations

Liquidity and Capital Resources
-------------------------------
On March 17, 1998, the Partnership entered into an agreement to sell the Project (the "Purchase Agreement") to Reckson Operating Partnership, L.P. (the "Buyer"), a Delaware limited partnership unaffiliated with the Partnership. Pursuant to the terms of the Purchase Agreement, the Buyer agreed to acquire the Project for consideration in the amount of $61,315,000 in cash (the "Purchase Price"), subject to adjustments in respect of certain closing costs (the "Sale").

The proposed Sale is subject to the satisfaction of certain conditions. Pursuant to the terms of the Partnership Agreement, Limited Partners holding a majority of limited partnership interests will have the right to disapprove of the Sale. On May 1, 1998, an information statement was mailed to the Limited Partners detailing information concerning the proposed Sale and subsequent distribution by the Partnership.

Unless disapproved by Limited Partners as described above, it is likely that the Sale will be completed. Following a sale of the Project, the General Partner intends to dissolve the Partnership and will make one or more liquidating distributions in accordance with the terms of the Partnership Agreement. It is anticipated, however, that certain reserves will need to be maintained for a period of time following the Sale for certain contingent liabilities of the Partnership.

In light of the Partnership's marketing efforts, the Partnership's real estate assets, deferred rent receivable and prepaid leasing commissions were reclassified on the balance sheet commencing September 30, 1997 to "Real estate assets held for disposition." Effective October 1, 1997, the Partnership suspended depreciation and amortization in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Cash and cash equivalents totaled $4,367,742 at March 31, 1998 compared to $3,960,408 at December 31, 1997. The increase was primarily due to the increase in rental revenue at the Property.

Restricted cash at March 31, 1998 totaled $1,073,555, compared to $1,213,209 at December 31, 1997. Restricted cash represents tenant security deposits and escrows required under the terms of the first mortgage loan. The decrease is primarily the result of disbursements from the real estate tax escrow pursuant to the terms of the first mortgage, offset by security deposits received from new tenants by the Partnership.

The General Partner has appealed the Property's assessed value for real estate tax purposes for the years 1993 through 1997. On February 24, 1998, the City of Stamford agreed to abate the Property's real estate taxes for each of the appealed years. As a result, the Partnership received a credit of approximately $842,000 from the City of Stamford primarily representing the excess amount of real estate taxes which had been overpaid based on the prior assessed value of the Property. The credit was applied first, approximately $564,000 for the Partnership's obligation due the City of Stamford for fees in lieu of parking, and second, approximately $267,000 due the City of Stamford for real estate taxes for the six months ended June 30, 1998. The remaining balance of the credit will be applied to the real estate tax payment due in July 1998. The remaining balance, totalling $11,021, and the portion of the real estate tax payment attributable for the second quarter of 1998, totalling $133,665, are included in Prepaid expenses, which totaled $154,371 at March 31, 1998, compared to $24,211 at December 31, 1997.

Accounts payable and accrued expenses totaled $723,786 at March 31, 1998 compared to $1,903,249 at December 31, 1997. The decrease is primarily attributable to the satisfaction of amounts due the City of Stamford, as discussed above, as well as the payment of costs associated with real estate asset additions to the Property.

Due to affiliates totaled $57,500 at March 31, 1998 compared to $80,110 at December 31, 1997. The decrease is primarily due to the payment of fees and compensation in connection with the organization, syndication and acquisition services rendered at the inception of the Partnership which had been deferred.

The Property's overall occupancy was 82% at March 31, 1998, compared to 72% at March 31, 1997 and 79% at December 31, 1997. In April 1998, the Partnership executed a lease for two floors of the South Tower, bringing overall occupancy to 91% as of May 1, 1998.

Results of Operations
---------------------
The Partnership reported net income of $1,813,857 for the three months ended March 31, 1998 compared to a net loss of $313,795 for the three-months ended March 31, 1997. The change from net loss to net income is primarily the result of an increase in rental income, due to increased occupancy in the North and South Towers, a credit received from the City of Stamford due to the settlement of a real estate tax appeal, and suspension of depreciation and amortization of real estate assets commencing October 1, 1997.

Rental income totaled $1,392,834 for the three months ended March 31, 1998 compared to $1,248,859 for the corresponding period in 1997. The increase is primarily the result of increased occupancy in the North and South Towers.

For the three months ended March 31, 1998 and 1997, interest income was $43,723 and $61,946, respectively. The decrease is primarily due to lower average cash balances maintained in 1998.

Real estate tax abatement was $1,109,340 and $0 for the three months ending March 31, 1998 and 1997, respectively. As discussed above, the General Partner successfully appealed the Property's assessed value for real estate tax purposes for the years 1993 through 1997 and a settlement was reached on February 24, 1998.

Other income was $326,740 and $125,770 for the three months ended March 31, 1998 and 1997, respectively. The increase is the result of higher tenant reimbursements attributable to the increase in occupancy during the 1998 period and higher miscellaneous income received by the Partnership as a result of participating in an energy rebate program.

Property operating expenses decreased to $558,881 for the three months ended March 31, 1998 from $684,591 for the three months ended March 31, 1997, primarily due to a decrease in repairs and maintenance expense and a decrease in real estate taxes due to the lower assessed value of the Property.

Professional fees totaled $96,910 for the three months ended March 31, 1998 compared to $40,393 for the comparable 1997 period. The increase is primarily attributable to an increase in legal fees associated with the proposed Sale of the Property and recent leasing activity.

For the three months ended March 31, 1998 and 1997, Partnership servicing fees were $39,825 and $63,353 respectively. The decrease reflects an adjustment in the 1998 period to compensate for an over-accrual in a prior period. General and administrative expenses were $8,233 for the three months ended March 31, 1998 compared to $26,432 for the three months ended March 31, 1997. The decrease is primarily the result of lower printing and mailing costs.

Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

          (a)  Exhibits -

               (27) Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended March 31, 1998.


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         STAMFORD TOWERS LIMITED PARTNERSHIP
                         STAMFORD TOWERS DEPOSITARY CORP.

                    BY:  STAMFORD TOWERS, INC.
                         General Partner




Date:  May 15, 1998      BY:       /s/Jeffrey C. Carter
                         Name:     Jeffrey C. Carter
                         Title:    Director, President and Chief
                                   Financial Officer