Form 10-Q
period 1998-06-30
STAMFORD TOWERS LIMITED PARTNERSHIP
filed 1998-08-14
CIK 799149

United States Securities and Exchange Commission
                     Washington, D.C. 20549

                            FORM 10-Q

(Mark One)
         X Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Quarterly Period Ended June 30, 1998

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

                         (212) 526-3183
       Registrant's Telephone Number, Including Area Code


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                          Yes    X    No ____



Balance Sheets                                 At June 30,      At December 31,
                                                     1998                 1997
Assets
Real estate assets held for disposition      $ 60,676,448         $ 59,532,125
Cash and cash equivalents                       4,071,860            3,960,408
Restricted cash                                 1,268,967            1,213,209
Accounts receivable                                91,057               65,764
Deferred charges, net of accumulated
 amortization of $23,524 in 1998 and
 $12,667 in 1997                                  128,479              139,336
Prepaid expenses                                   58,093               24,211
  Total Assets                               $ 66,294,904         $ 64,935,053
Liabilities and Partners' Capital
Liabilities:
 Accounts payable and accrued expenses       $    770,928         $  1,903,249
 Interest payable                                 115,944              116,775
 Due to affiliates                                 47,604               80,110
 Revolving loan payable                        18,234,910           18,365,631
  Total Liabilities                            19,169,386           20,465,765
Partners' Capital (Deficit):
 General Partner                                 (246,730)            (273,292)
 Limited Partners
 (7,826,300 units outstanding)                 47,372,248           44,742,580
  Total Partners' Capital                      47,125,518           44,469,288
  Total Liabilities and Partners' Capital    $ 66,294,904         $ 64,935,053



Statement of Partners' Capital (Deficit)
For the six months ended June 30, 1998
                                       General         Limited
                                       Partner        Partners           Total

Balance at December 31, 1997       $ (273,292)    $ 44,742,580    $ 44,469,288
Net income                             26,562        2,629,668       2,656,230
Balance at June 30, 1998           $ (246,730)    $ 47,372,248    $ 47,125,518



Statements of Operations

                        Three months ended June 30,   Six months ended June 30,
                               1998         1997          1998           1997
Income
Rental                     $ 1,809,652  $ 1,192,468  $ 3,202,486  $ 2,441,327
Interest                        56,272       63,763       99,995      125,709
Real estate tax abatement            _            _    1,109,340            _
Other                          135,420       90,497      462,160      216,267
  Total income               2,001,344    1,346,728    4,873,981    2,783,303
Expenses
Property operating             702,709      600,170    1,261,590    1,284,761
Depreciation
 and amortization                5,429      557,685       10,857    1,091,045
Interest                       348,252      378,963      697,755      781,204
Professional fees               27,879       17,235      124,789       57,628
Partnership service fees        38,005       61,917       77,830      125,270
General and administrative      36,697       26,930       44,930       53,362
  Total expenses             1,158,971    1,642,900    2,217,751    3,393,270
  Net Income (Loss)        $   842,373  $  (296,172) $ 2,656,230  $  (609,967)
Net Income (Loss) Allocated:
To the General Partner     $     8,424  $    (2,962)  $   26,562  $    (6,100)
To the Limited Partners        833,949     (293,210)   2,629,668     (603,867)
                           $   842,373  $  (296,172)  $2,656,230  $  (609,967)
Per limited partnership unit
(7,826,300 outstanding)           $.11        $(.04)        $.34        $(.08)




Statements of Cash Flows
For the six months ended June 30,                       1998             1997

Cash Flows From Operating Activities:
Net income (loss)                                $ 2,656,230     $   (609,967)
Adjustments to reconcile net income (loss)
 to net cash provided by (used for)
 operating activities:
   Depreciation and amortization                      10,857        1,091,045
   Increase (decrease) in cash arising
   from changes in operating assets
   and liabilities:
       Restricted cash                               (55,758)        (764,804)
       Accounts receivable                           (25,293)         (14,817)
       Deferred rent receivable                            _           43,971
       Deferred charges                                    _         (151,441)
       Prepaid expenses                              (33,882)        (108,686)
       Accounts payable and accrued expenses      (1,132,321)        (371,710)
       Interest payable                                 (831)         (16,505)
       Due to affiliates                             (32,506)          23,159
Net cash provided by (used for) operating
 activities                                        1,386,496         (879,755)
Cash Flows From Investing Activities:
Additions to real estate                          (1,144,323)         (94,568)
Net cash used for investing activities            (1,144,323)         (94,568)
Cash Flows From Financing Activities:
Borrowings under the revolving loan payable                _          693,182
Principal payments under the revolving loan payable (130,721)               _
Net cash provided by (used for)
 financing activities                               (130,721)         693,182
Net increase (decrease) in cash and cash
 equivalents                                         111,452         (281,141)
Cash and cash equivalents, beginning of period     3,960,408        5,668,459
Cash and cash equivalents, end of period          $4,071,860       $5,387,318

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest          $  698,586       $  797,709

Supplemental Disclosure of Non-Cash Investing Activities:
Write-off of fully depreciated furniture,
 fixtures and equipment                           $        _       $   61,911
Write-off of fully depreciated tenant improvements         _           76,285
Write-off of full amortized mortgage costs                 _          755,083
Building improvements funded through accounts payable      _           27,084
Tenant improvements funded through accounts payable        _          170,640





Notes to the Financial Statements

The unaudited financial statements should be read in conjunction with the Partnership's annual 1997 audited financial statements within Form 10-K.

The unaudited financial statements include all normal and reoccurring adjustments which are, in the opinion of management, necessary to present a fair statement of financial position as of June 30, 1998 and the results of operations and cash flows for the six-month period ended June 30, 1998 and 1997 and the statement of partners' capital (deficit) for the six-month period ended June 30, 1998. Results of operations for the period are not necessarily indicative of the results to be expected for the full year.

Certain prior year amounts have been reclassified in order to conform to the current year's presentation.

The following significant event has occurred subsequent to fiscal year 1997, which requires disclosure in this interim report per Regulation S-X, Rule 10-01, Paragraph (a)(5).

On July 1, 1998, the Partnership consummated the sale of its property, Stamford Towers, to Reckson Operating Partnership, L.P. (the "Buyer"), a Delaware limited partnership unaffiliated with the Partnership. Pursuant to the terms of a Purchase Agreement dated March 17, 1998, the Buyer acquired Stamford Towers for consideration in the amount of $61,315,000 in cash, subject to adjustments for certain closing costs (the "Sale"). The selling price was determined by arm's length negotiations between the Partnership and the Buyer. The Sale was subject to the satisfaction of certain conditions, including the right of Limited Partners holding a majority of limited partnership interests to disapprove of the Sale. On May 1, 1998, an information statement was mailed via certified mail to the Limited Partners detailing the proposed Sale and the estimated distribution of net sales proceeds by the Partnership, as well as Limited Partners' rights to disapprove the Sale pursuant to the terms of the Partnership Agreement. A majority of Limited Partners did not disapprove, and the Sale was consummated on July 1, 1998. The transaction resulted in a loss on sale of approximately $281,324.





Part I, Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations

Liquidity and Capital Resources

On July 1, 1998, the Partnership consummated the sale of its property, Stamford Towers (the "Property"), to Reckson Operating Partnership, L.P. (the "Buyer"), a Delaware limited partnership unaffiliated with the Partnership. Pursuant to the terms of a Purchase Agreement dated March 17, 1998, the Buyer acquired the Property for consideration in the amount of $61,315,000 in cash (the "Sale"). The Sale was subject to the satisfaction of certain conditions, including the right of Limited Partners holding a majority of limited partnership interests to disapprove of the Sale. On May 1, 1998, an information statement was mailed via certified mail to the Limited Partners detailing the proposed Sale and the estimated distribution of net sales proceeds by the Partnership, as well as Limited Partners' rights to disapprove the Sale pursuant to the terms of the Partnership Agreement. A majority of Limited Partners did not disapprove, and the Sale was consummated on July 1, 1998.

As a result of the Sale, a cash distribution should be paid to the Limited Partners in the third quarter of 1998, representing the net proceeds from the Sale and a portion of the Partnership's cash reserves.

In anticipation of a sale of the Partnership's property, the Partnership's real estate assets, deferred rent receivable and prepaid leasing commissions were reclassified on the balance sheet commencing September 30, 1997 to "Real estate assets held for disposition." Effective October 1, 1997, the Partnership suspended depreciation and amortization in accordance with the Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Cash and cash equivalents totaled $4,071,860 at June 30, 1998 compared to $3,960,408 at December 31, 1997. The increase is primarily due to the increase in rental revenue at the Property.

Restricted cash at June 30, 1998 totaled $1,268,967, compared to $1,213,209 at December 31, 1997. Restricted cash represents tenant security deposits and escrows required under the terms of the first mortgage loan. The increase is primarily the result of funding of the real estate tax escrow pursuant to the terms of the first mortgage, partially offset by disbursements from the escrow.

The General Partner appealed the Property's assessed value for real estate tax purposes for the years 1993 through 1997. On May 27, 1998, the City of Stamford (the "City") agreed to reduce the Property's real estate taxes for each of the appealed years. As a result, the Partnership received a credit of approximately $842,000 from the City primarily representing the excess amount of real estate taxes which had been paid based on the prior assessed value of the Property. The credit was applied first, approximately $564,000 for the Partnership's obligation due the City for fees in lieu of parking, and second, approximately $267,000 due the City for real estate taxes for the six months ended June 30, 1998. At the consummation of the Sale, the Buyer of the Property credited the Partnership for the six months ended June 30, 1998 with the full amount of the remaining balance of such credit applicable to the July 1998 real estate tax payment. Subsequent to the Sale, the City claimed that there was an error in the calculation of the credit which could result in an approximately $37,000 reduction of the credit. The Partnership is currently evaluating such claim.

Prepaid expenses totaled $58,093 at June 30, 1998, compared to $24,211 at December 31, 1997. The increase is primarily due to the timing of insurance payments.

Accounts receivable totaled $91,057 at June 30, 1998 compared to $65,764 at December 31, 1997. The increase is primarily due to the timing of rental receipts. Accounts payable and accrued expenses totaled $770,928 at June 30, 1998 compared to $1,903,249 at December 31, 1997. The decrease is primarily attributable to the satisfaction of amounts due the City of Stamford, as discussed above, as well as the payment of costs associated with real estate asset additions to the Property.

Due to affiliates totaled $47,604 at June 30, 1998 compared to $80,110 at December 31, 1997. The decrease is primarily due to the payment of fees and compensation in connection with the organization, syndication and acquisition services rendered at the inception of the Partnership which had been deferred.

The Property's overall occupancy was 94% at June 30, 1998, compared to 82% at March 31, 1998 and 79% at December 31, 1997.

Results of Operations

The Partnership reported net income of $842,373 and $2,656,230, respectively for the three and six months ended June 30, 1998, compared with net losses of $296,172 and $609,967, respectively, for the corresponding periods in 1997. The changes from net loss to net income are primarily the result of increases in rental income, due to increased occupancy in the North and South Towers, and suspension of depreciation and amortization of real estate assets commencing October 1, 1997. The change for the six-month period is also due to a credit in the amount of $1,109,340 received from the City due to the settlement of a real estate tax appeal.

Rental income totaled $1,809,652 and $3,202,486, respectively, for the three and six months ended June 30, 1998, compared with $1,192,468 and $2,441,327, respectively, for the corresponding periods in 1997. The increases are primarily the result of increased occupancy in the North and South Towers.

Interest income was $56,272 and $99,995, respectively, for the three and six months ended June 30, 1998, compared with $63,763 and $125,709, respectively, for the corresponding periods in 1997. The decreases are primarily due to lower average cash balances maintained in 1998.

Real estate tax abatement was $1,109,340 for the six months ending June 30, 1998, compared with $0 for the corresponding period in 1997. As discussed above, the General Partner successfully appealed the Property's assessed value for real estate tax purposes for the years 1993 through 1997 and a settlement with the City was reached on February 24, 1998.

For the three and six months ended June 30, 1998, other income was $135,420 and $462,160, respectively, compared to $90,497 and $216,267 for the corresponding periods in 1997. The increases are primarily the result of higher tenant reimbursements attributable to the increase in occupancy during the 1998 periods and higher miscellaneous income received by the Partnership as a result of participating in an energy rebate program.

Property operating expenses were $702,709 for the three months ended June 30, 1998, compared with $600,170 for the corresponding period in 1997. The increase is primarily due to an increase in utilities expenses. Property operating expenses for the six months ended June 30, 1998 were $1,261,590, largely unchanged from $1,284,761 for the corresponding period in 1997.

Professional fees totaled $27,879 and $124,789 for the three and six months ended June 30, 1998, compared with $17,235 and $57,628 for the corresponding periods in 1997. The increases are primarily attributable to increases in legal fees associated with the Sale of the Property.

For the three and six months ended June 30, 1998, Partnership service fees were $38,005 and $77,830, respectively, compared to $61,917 and $125,270, respectively, for the corresponding periods in 1997. The decreases primarily reflect an adjustment in the 1998 period to compensate for an over-accrual in a prior period. General and administrative expenses were $36,697 and $44,930 for the three and six months ended June 30, 1998, respectively, compared to $26,930 and $53,362 for the corresponding periods in 1997. The increase for the three-month period is primarily due to higher postage costs associated with the mailing of an information statement on the Sale to Unitholders. The decrease for the six-month period is primarily due to lower printing costs, partially offset by higher postage costs.




Part II   Other Information

Items 1-5 Not applicable.

Item 6    Exhibits and reports on Form 8-K.

            (a)    Exhibits -

              (27) Financial Data Schedule

            (b) Reports on Form 8-K - No reports on Form 8-K were filed during the quarter ended June 30, 1998.

                   On July 10, 1998, the Partnership filed a Form 8-K reporting the consummation of the sale on July 1, 1998 of its property, Stamford Towers, to Reckson Operating Partnership, L.P., a Delaware limited partnership unaffiliated with the Partnership.


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



                         STAMFORD TOWERS LIMITED PARTNERSHIP
                         STAMFORD TOWERS DEPOSITARY CORP.

                    BY:  STAMFORD TOWERS, INC.
                         General Partner




Date: August 14, 1998    BY:  /s/Michael T. Marron
                         Name:   Michael T. Marron
                         Title:  Director, President and Chief
                                 Financial Officer